Form 10-K
period 2026-01-31
DOLLAR TREE, INC.
filed 2026-03-16
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
The aggregate market value of common stock held by non-affiliates of the registrant on August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,898,064,491, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 12, 2026, there were 197,298,217 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2026

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
•Our merchandising plans and initiatives and related impacts, including those regarding multi-price offerings and product assortment;
•Our cost management initiatives, including our mitigation strategies to offset the impact of cost pressures and inflation, and the financial and business impacts of those strategies;
•Our management of operating expenses and long-term approach to managing selling, general and administrative expenses;
•Our plans to add, refresh and renovate stores, including our expectations regarding the build-out of new stores, the renovation of existing stores, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;
•Our initiatives to improve store standards, operations and execution, and optimize and modernize stores and shelf space;
•Our customer connection, the in-store experience, and our customers’ response to our product offerings, value and shopping experience;
•Our expectations regarding the implementation and impact of investments in supply chain, including new distribution centers, enhancements to distribution facilities, warehouse, inventory, and transportation management systems, and the capabilities of our distribution network;
•Our expectations regarding the implementation and impact of investments in our technology infrastructure, and our information security and cybersecurity plans, policies and procedures;
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of inflation, interest rates, labor shortages, consumer spending levels, and unemployment in our markets;
•Our expectations regarding potential cost increases in fiscal 2026, shrink and other factors affecting our profitability;
•The direct and indirect impacts of and challenges associated with the current and potential tariff environment;
•Our plans to mitigate the impact of current and potential tariffs and related implementation costs;
•Our expectations regarding our investment in our people, including wage investments, enhanced safety and working conditions, and other workforce initiatives, and increases in wage expenses, including increases in minimum wages by federal, states and localities;
•Our expectations regarding net sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold, product mix, shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, countervailing duties orders, other legal proceedings or governmental investigations, our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•Our capital allocation priorities, liquidity, cash needs and estimated capital expenditures, our expectations regarding our uses of cash and proceeds of our commercial paper program, and our ability to fund our future capital expenditures, working capital requirements, repayment of indebtedness and repurchases of common stock under our repurchase program, dividends, and our expectations regarding potential increases in interest rates and the effect on our financing costs;
•Our expectations regarding competition, our market and our potential for long-term growth;

•Our expectations related to social responsibility, environmental, and governance matters;
•The impacts of recent legislation, including those affecting various tax regulations, and accounting principles;
•Management’s estimates and expectations as they relate to income tax liabilities, effective tax rates, deferred income taxes, uncertain tax positions, and recognition of stock-based compensation; and
•Management’s estimates associated with our critical accounting estimates and assumptions, including inventory valuation, self-insurance liabilities for general liability claims and valuations for our goodwill impairment analyses.
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
Introductory Note
Unless otherwise stated, references to “the Company,” “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “fiscal 2026,” “fiscal 2025,” “fiscal 2024,” and “fiscal 2023,” relate to as of or for the years ended January 30, 2027, January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

PART I
Item 1. Business
General
We are a leading operator of retail discount stores operating under the brand names of Dollar Tree and Dollar Tree Canada. At January 31, 2026, we operated approximately 9,000 stores across 48 states and the District of Columbia and approximately 275 stores across seven Canadian provinces.
We believe the convenience and value we offer, as well as the “thrill-of-the-hunt” shopping experience where customers discover new celebratory and seasonal items every week, are key factors in serving and growing our base of loyal customers. We continue to execute on a number of strategic initiatives across our business to drive profitable growth for Dollar Tree as a standalone banner following the sale of Family Dollar. During our 2025 Investor Day held on October 15, 2025, we outlined our operational strategy for the years ahead, including an expanded, more relevant assortment, agile cost management, a more connected customer experience in stores, new store growth, and improved store conditions and operations, supported by an evolving supply chain, disciplined financial management and investment in our people. These initiatives are discussed below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On July 5, 2025, we completed our previously announced sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale.
The operating results of the Family Dollar business are reported as discontinued operations for all periods presented. All discussion within this Annual Report on Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only the continuing operations of the Company unless otherwise noted. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 15.
Corporate Culture
Our culture is designed to support consistent execution across a large and growing store base while fostering a welcoming experience for customers and an engaging work environment for associates. We emphasize accountability, inclusion, empowerment, operational excellence, and integrity in how we lead and how we operate.
These principles are embedded in our day-to-day execution through clear performance expectations, frequent communication, and a continuous improvement mindset across all levels of the organization. Our operating model emphasizes standardized store practices, disciplined execution, and shared ownership of results, which we believe are critical to maintaining store standards, improving productivity, and supporting scalable growth.
We actively invest in our associates through training, leadership development, and internal advancement opportunities, with a focus on building operational capability and reducing turnover. Open, two-way communication channels enable associates to understand our strategic priorities, provide feedback, and remain aligned with business objectives. We believe this approach strengthens execution at the store level, enhances the customer experience, and supports long-term performance.
Our people programs and focus on belonging reinforce these behaviors and support a stable, engaged workforce as we continue to expand and evolve the Dollar Tree brand. For more information, see the “Our People” section below.
Our Stores
Our stores serve customers with a broad range of income levels principally in suburban locations and predominantly range from 8,000 - 10,000 selling square feet. We carry approximately 8,400 items in our stores, and as of the end of fiscal 2025, approximately 40% of our items were automatically replenished. The remaining items are either allocated to the stores or managed by direct store delivery (“DSD”) vendors. Through automatic replenishment, store-specific allocations and DSD vendors, each store is able to tailor to the demands of its particular customer base.
As discussed at the recent 2025 Investor Day, we’re focused on expanding our footprint while elevating store conditions and operating standards to deliver a consistent experience for our associates and customers, strengthen customer connection, and drive profitable growth through improved store-level execution and productivity. To achieve this, we are executing projects to optimize and modernize our stores, with a focus on improving shelf space productivity, enhancing the consistency of the in-store experience through targeted refresh and renovation programs, and supporting improved store-level performance. We believe these initiatives support improved execution, a more consistent customer experience, and stronger returns on invested capital over time.

Our Merchandise
We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic products and we supplement these with seasonal, closeout and promotional merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and increase traffic in our stores. Closeout and promotional merchandise is purchased opportunistically and represents less than 10% of our purchases. Closeout merchandise generally consists of discretionary merchandise, whereas the majority of promotional merchandise consists of consumable merchandise. We offer a broad selection of nationally advertised brands from leading manufacturers. Our private‑label products provide additional value across both consumable and discretionary categories, offering quality comparable to national brands as well as opening‑price‑point alternatives. As part of our overall merchandise strategy, we continue to expand our private‑label assortment to enhance value for customers and strengthen our merchandise mix.
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
In addition to our $1.25 price point, we continue to expand our multi-price offerings to provide a broader, more relevant assortment and differentiated value to our customers. Through a partnership with Instacart, our customers can shop online and receive same-day delivery from more than 8,400 Dollar Tree stores, as of January 31, 2026, without having to visit a store. In August 2025, we announced a nationwide partnership with Uber to bring the Uber Eats platform to our stores, offering customers on-demand access to and delivery of value-driven essentials, snacks, party supplies and seasonal surprises. As of January 31, 2026, over 8,800 Dollar Tree stores were serviceable through Uber Eats.
In our Dollar Tree Canada stores, we generally sell items for $1.75 (CAD) or less. Our revenue and assets in Canada are not material.
Marketing
Our marketing mission is to surprise and delight our customer with great value, assortment, and treasure hunt excitement. We believe the customer experience is extremely important to our marketing plan success and our ability to drive incremental business. Our marketing efforts are primarily focused on driving store traffic by providing value to our customers through advanced digital targeting capabilities, genuine and authentic brand building via social influencers and posts, showcasing amazing assortment in our digital ads, creating a robust web and app customer experience, and utilizing in-store signage to help educate customers and drive conversion.
Purchasing
We believe our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. Direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that best meet our customers’ needs. We primarily buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Historically and in fiscal 2025, no merchandise vendor has accounted for more than 10% of total merchandise purchased by the company.
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
Distribution
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We’re optimizing our supply chain network, executing a multi-year plan to expand and modernize our distribution centers, add capacity, and strengthen transportation. Investments are underway for enhancements in automation in existing buildings to improve efficiency, as well as improvements in inventory management capabilities and upgrades to our warehouse management systems.
We currently operate 16 distribution centers in the United States. Distribution services in Canada are provided by a third party from two facilities, one in British Columbia and one in Ontario. Our stores receive approximately 90% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors or third-party distributors.
New distribution sites are strategically located to reduce the distance between the distribution centers and stores, maintain flexibility and improve efficiency in our store service areas. In April 2025, we announced plans to return to Marietta, Oklahoma, with a new, enhanced distribution center expected to be fully operational by spring 2027, with capacity to serve approximately 700 stores across the West and Southwest regions. Reconstruction of the Marietta, Oklahoma distribution center commenced in September 2025. In October 2025, we announced the purchase of a 1.25 million square foot distribution center outside Phoenix, Arizona, expected to open in spring 2026 and service stores in Arizona, Colorado, Nevada, New Mexico, and Utah.
For more information on our distribution center network, see “Item 2. Properties.”
Seasonality
For information on the impact of seasonality, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
We operate in the value retail sector, which is currently and in the future expected to continue to be highly competitive with respect to price, store location, merchandise quality, product assortment and presentation, shopping experience, and customer service, including merchandise delivery and checkout options. Our competitors include dollar stores, mass merchandisers, warehouse clubs, online retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores, grocery stores and a wide variety of other retailers. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located.
Government Regulation
We are subject to a wide variety of local, state and federal laws and regulations within the United States and Canada. These laws and regulations relate to, among other things, the operation of our facilities and the sale of products, including without limitation product and food safety, marketing, labeling or pricing; information security and privacy; artificial intelligence; labor and employment; employee wages and benefits; health and workplace safety (including Occupational Safety and Health Administration rules); antitrust and fair competition; imports and customs; tariff and trade; taxes; bribery; climate change; environmental compliance; financial reporting and disclosure; licensing; and intellectual property. We routinely incur significant compliance-related costs, both direct and indirect, with respect to these laws and regulations which may have a material effect on our capital expenditures, earnings or competitive position. For more information, see “Item 1A. Risk Factors.”
Intellectual Property
We are the owners of several trademarks including “Dollar Tree,” the “Dollar Tree” logo, and other names and designs of certain merchandise sold in our stores. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Our People
Our associate engagement, customer satisfaction, and overall business success are built upon our dedicated associates who work and live in the communities we serve. Our goal is to provide a work environment that is welcoming and inclusive, offers competitive pay and benefits, supports growth and development, and affirms our corporate values. We recruit and hire in the communities we serve using associate referrals, local job fairs and social media as well as local community service partners to provide part-time and full-time jobs that can become lasting careers. Our People team (Human Resources), with oversight from our Board of Directors and its committees, develops and executes programs for compensation and benefits, onboarding and training, professional and leadership development, performance management, recognition and succession planning.
We show care for our people by investing in their personal well-being and professional growth through a variety of people programs and initiatives, including:
•Compensation, benefits and well-being. We are committed to providing market-competitive pay for all positions, and we are a pay-for-performance organization, offering performance-based compensation opportunities at nearly all levels of the organization, including certain hourly-paid positions. We strive to ensure gender and racial pay equity for associates performing equal or substantially similar work. Eligible associates can participate in our Retirement Savings Plan, which provides a dollar-for-dollar match on the first 5% of associate contributions, and all associates can participate in our Employee Stock Purchase Plan. All full-time and part-time associates are eligible for health and welfare benefits, including medical, dental and vision. Associates may be eligible for other benefits including healthcare navigation and advocacy support, educational assistance, disability and life insurance as well as paid maternity and parental leave. Financial support to associates recovering from natural disasters and personal hardships as well as a scholarship program for associates with children pursuing higher education are also available. Associates are offered the flexibility to advance their payday earnings to meet their personal bills and expenses.
•Talent development and retention. We believe in the growth and development of our associates and are committed to building a culture of learning that gives associates the opportunity to enhance their skills at every stage of their career. To support this objective, we provide a multitude of professional and leadership development experiences, including online and instructor-led trainings, tuition reimbursement for graduate, undergraduate, General Educational Development (“GED”) and English as a Second Language classes, and discounted tuition at hundreds of colleges and universities for our associates and their families. Retention of our associates is a focus for all leaders and we continuously aim to improve our turnover rate. To identify high-potential individuals, leadership assesses talent at the store manager level and above on a regular basis through structured talent reviews and succession planning paired with customized development plans. In fiscal 2025, we deepened our Dollar Tree leadership culture by defining our Leadership Framework which sets clear expectations of leadership at every level and provides a common language for how we will lead with purpose and stay rooted in our shared values. We also expanded leadership academy offerings to not only our field district managers but to our supply chain, field and Store Support Center directors. Additionally, we launched formal high potential director and vice president leadership development programs to build our internal talent pipeline to support our future growth.
•Culture and belonging. Our goal is to foster a culture of inclusion and belonging in which each associate feels respected, supported, and able to contribute. We recognize that our associates, customers, and the communities we serve are diverse, and we seek to create an environment that values and appreciates different skills, experiences, and perspectives. We support this goal through associate training focused on workplace respect, collaboration, and inclusive engagement, as well as through associate resource groups (“ARGs”) open to all associates that encourage professional development, mentoring, community involvement, cross-functional collaboration, and customer engagement. These efforts are designed to strengthen connections among our associates, our customers, and the communities in which we operate, consistent with our business objectives and applicable laws.
•Workplace safety. Safety is a foundational part of our culture, embedded in all aspects of how we run our business. Our Asset Protection department, and teams dedicated to Environmental, Health and Safety and Workplace Violence Prevention, operate with a commitment to “Safety First, Safety Always,” with the shared understanding that a safe working environment is the responsibility of every associate. Through training and technology, we are able to implement measures that protect our associates and customers, and leverage predictive analytics to proactively identify and support stores in need of safety assistance. Furthermore, preventing incidents of workplace violence is a critical aspect of our safety program. Our comprehensive workplace violence prevention efforts focus on five foundational areas of training; investigation; response; prevention and community outreach.

•Communication and engagement. We believe that our associates are the most critical part of our business, and supporting an engaging culture where people can do their best work is a top priority for our leaders. In recent years we have added new channels to foster two-way dialogue and ensure we are listening to our associates and acting on their feedback. A comprehensive strategic communication plan has been put in place to ensure our associates across the organization hear directly from our executive leaders on a regular basis to remain aligned with key priorities. Our annual associate engagement survey and semiannual pulse survey assess and highlight areas of focus that are important to our people, providing managers with quantitative and qualitative feedback directly from their teams. Our robust associate engagement survey process includes action planning to have meaningful impact on our continued cultural evolution. In addition, associates are encouraged to use our ethics hotline, known as Integrity Matters, to report concerns that they may have. Integrity Matters is a confidential reporting tool managed by an independent third party.
The number of associates we employed as of January 31, 2026 is as follows:

	Store and Distribution Center Associates	Store Support Center Associates	Total
Full-time Associates	33,755	1,426	35,181
Part-time Associates	117,851	—	117,851
Total	151,606	1,426	153,032
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
Profitability and Operational Risks
Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel, wages, benefits and other operating costs.
Future increases in costs such as the cost of merchandise, wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, tariffs and other trade-related measures, and store occupancy costs, whether due to inflation and economic conditions, government action, geopolitical tensions, or otherwise, would reduce our profitability. For example, we recently have experienced, and could continue to experience, increased merchandise costs associated with the tariff environment and related mitigation efforts. In addition, we have experienced increases in wage rates and labor costs, distribution costs, and unfavorable development in self-insured general liability claims in prior years, and we expect further increases in certain cost categories in fiscal 2026. In addition to pressures from a tight labor market, we recently have experienced increased labor costs in connection with our multi-price rollout. We also have incurred additional costs as a result of recent minimum wage increases by certain states and localities, and we expect additional minimum wage increases by states and localities in fiscal 2026.
We continue to expand and refine our multi-price assortment to deliver a broader, more relevant offering while preserving our foundational value proposition. Although our multi-price assortment has grown, the majority of our products are priced at $1.25, and 85% of products in the average Dollar Tree store are currently priced at $2.00 or less, and we generally have fewer price bands for our goods than other retailers. Accordingly, we may not be able to adjust our prices to effectively offset cost increases while providing expected value. Further, raising the price points of merchandise could cause customers to buy fewer products and affect our competitive position with other retailers.
Our ability to re-negotiate supplier terms, re-engineer products for efficiency, shift country of origin where it adds advantage or discontinue lower-margin or underperforming items, in addition to targeted retail price changes, in order to address a volatile cost environment is critical to maintaining our profitability levels. We can give no assurance that we will be able to successfully mitigate cost pressures, maintain our profitability and competitiveness and provide our customers with desirable merchandise and value that they expect in the future.
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
We rely on the timely availability of imported goods at favorable wholesale prices. Merchandise imported directly typically accounts for approximately 40% of total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and result in higher profit margins. Any increase in the cost of our imported merchandise or a disruption in the flow of those goods for any reason could have an adverse impact on our operations and significantly decrease our profits. Disruptions or cost increases may result from factors such as:
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
Among our foreign suppliers, China is the source of the majority of our direct imports. In early 2025, the United States imposed a new tariff and trade policy, announcing significant additional tariffs on a wide variety of products originating from countries worldwide, including China, and other countries from which we import goods. Subsequently, there have been various updates and revisions to these tariffs and the United States’ tariff policy, with some tariffs delayed or temporarily paused as country-specific agreements have been negotiated with certain countries. On February 20, 2026, the Supreme Court ruled that certain of the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Following the Supreme Court’s decision, the United States imposed new, temporary tariffs on imports from all countries under Section 122 of the Trade Act of 1974 and could take action to invoke other laws to collect tariffs. While the company has taken action to preserve its rights, there remains substantial uncertainty regarding the impacts of this decision on the availability, timing, and amount of potential refunds, if any, for the invalidated tariffs, the scope and duration of newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions.
The imposition of tariffs on imported merchandise or other actions against China or other countries from which we import goods, and any retaliatory actions or other responses by such countries, could negatively impact product availability or impair our ability to meet customer demand and could result in lost sales, an increase in our cost of merchandise or other adverse impacts on our operations, unless we are able to successfully offset or mitigate these impacts. We have actively implemented mitigation strategies to offset the impact of tariffs and other cost pressures by re-negotiating supplier terms, re-engineering products for efficiency, shifting country of origin where it adds advantage, discontinuing lower-margin or underperforming items and executing targeted retail price changes. We experienced increased costs during fiscal 2025 related to the implementation of these mitigation strategies, including significant labor and other discrete costs related to price changes, and our results could continue to be negatively impacted by tariffs and related measures in the future. We expect tariff volatility to persist in the near-term, and implementation costs associated with our mitigation strategies may continue to be experienced before the benefits from those efforts are expected to materialize. Further, there is no guarantee that we will be able to successfully mitigate the impact of tariffs through one or more of the foregoing strategies or that our customers will respond favorably to the implementation of these strategies. The competitiveness of our products could be reduced if our competitors are able to react quickly to changes in the tariff environment to increase the relative value of their products or are otherwise able to offset the impact of tariffs.
These direct and indirect impacts and the collective interaction of tariffs and other related measures, our mitigation strategies and those of our competitors, our customers’ response and consumer behavior generally, and other factors, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the U.S. Department of Commerce recently has conducted investigations of anti-dumping and countervailing duties with respect to various goods we import from foreign countries. For example, based on determinations by the Department of Commerce and International Trade Commission, we accrued $25.0 million related to additional duties on paper plates imported during fiscal 2024. Any additional duties related to these or other goods that we import, including any imposed on a retroactive basis, could increase the cost of our imported merchandise and adversely impact our operations and profit margins. Please see “Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs” and Note 5 to our consolidated financial statements under the caption “Contingencies” for further discussion of the effect of costs on our operations.
Higher costs and disruptions in our supply chain could have an adverse impact on our sales and profitability.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and deliver merchandise to our stores in a safe, timely and cost-effective manner. We are executing on a number of initiatives to modernize our distribution network, expand distribution center capacity, enhance warehouse management systems, and improve transportation systems. These initiatives are expected to increase our costs in the short term. In addition to our internal distribution network, we also rely heavily on third parties including ocean carriers and truckers. Some of the factors that have had and could have an adverse effect on our distribution network or costs are:
•Efficient operations and management. Distribution centers and other aspects of our distribution network are complex and difficult to operate efficiently. If we fail to execute properly, we may not be able to deliver merchandise at the quality and in the quantities and at the times demanded to successfully meet our customers’ demand.
•Distribution center capacity. To support our growth initiatives, we are working to expand our distribution center capacity, including to replace that lost following the 2024 tornado that destroyed our Marietta, Oklahoma distribution center. In 2025, we purchased a distribution center outside of Phoenix, Arizona that we plan to open in 2026 and broke ground on a new distribution center in Marietta, Oklahoma that is expected to be fully operational by 2027. To the extent that we are unable to, or experience delays in, opening new distribution centers or otherwise expanding our capacity, our product availability, product mix, overall sales, and merchandise margins could be impacted.
•Shipping costs. While we experienced lower domestic and import freight costs in fiscal 2025, we expect those costs to increase in the future. We could experience increased freight costs due to shifts in country of origin to mitigate tariff impacts and increased spot market usage. Ocean shipping and other freight costs could increase because of the macroeconomic environment, armed conflicts and other geopolitical tensions, or other shocks or disruptions in the global supply chain. As freight contracts terminate or renew, our costs or benefits may lag changes in market rates based on the timing of freight contract terms. A significant increase in our freight costs could have a material adverse impact on our business and results of operations.
•Trucking and fuel costs. We have experienced in recent years, and could continue to experience, difficulties in sourcing adequate truck drivers, which could increase our costs or require us to increase our use of more expensive surge carriers to transport our merchandise. In addition, we could experience increased costs related to fuel prices due to ongoing conflicts in the Middle East and Ukraine and other geopolitical tensions.
•Shipping disruptions. We have experienced disruptions in the global supply chain, including issues with shipping capacity and port congestion, and could experience disruptions because of geopolitical tensions and other international events such as armed conflict, war, economic sanctions, cyberattacks, piracy or acts of terrorism. Tensions in the Persian Gulf and Red Sea and traffic restrictions through the Panama Canal caused global supply chain disruptions in recent years and may continue, which, along with ongoing conflicts in the Middle East, could increase ocean shipping costs, transit times and port congestion. Our receipt of imported merchandise has been and may in the future be disrupted or delayed because of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix, overall sales, and merchandise margins.

•Labor disagreement. Labor disagreements, disruptions or strikes, including at ports, rail networks, transportation companies, or other parts of our distribution network may result in lost sales due to shipping delays or disruptions in the delivery of merchandise to our distribution centers or stores and increase our costs.
•Vulnerability to natural or man-made disasters, including climate change. A fire, explosion or natural disaster at a port or any of our distribution or store support facilities could result in a loss of merchandise and increased costs and impair our ability to adequately stock our stores. Some of our facilities are in areas that are vulnerable to earthquakes, hurricanes, tornadoes or floods, such as the tornado that destroyed our Marietta, Oklahoma distribution center in 2024 and resulted in the loss of inventory and the facility itself as well as additional distribution and storage costs. In addition, the potential long-term impacts of a changing climate may be widespread and unpredictable and present the possibility of physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory changes and reputational considerations). For example, an increase in the severity and frequency of extreme weather events and patterns may increase our operating costs, disrupt manufacturing or our supply chain, change customer buying patterns, result in closures of our stores or distribution and store support centers and impede physical access to our stores.
•Direct-to-store deliveries. We rely on a limited number of suppliers for certain consumable merchandise, including frozen and refrigerated products. To the extent that supply chain disruptions and higher costs affect our suppliers, we may be subject to delays or reductions in deliveries and higher costs for merchandise.
Our growth is dependent on our ability to increase sales in existing stores.
Our strategic plan includes improvements in store productivity through initiatives to improve store standards and operational consistency, refresh and renovation programs, shelf productivity optimization, and elevated store execution and cleanliness. Our ability to drive traffic and increase sales in our existing stores is critical to our success and is dependent on a variety of factors, including merchandise quality, assortment, price, relevance and availability, marketing efforts, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. If our initiatives to improve store productivity are unsuccessful, our customers do not respond favorably to these initiatives, or we otherwise are unable to grow our sales or productivity in line with our expectations, our margins and profitability would be adversely affected.
Our growth is dependent on our ability to expand our square footage profitably.
Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms. We also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores. Obtaining an increasing number of profitable stores is an ever-increasing challenge. In certain cases, we have obtained substantial numbers of leases from other retailers, either by assumption in bankruptcy or by sublease of their closed stores, which may subject us to risks relating to their creditworthiness, such as to the original landlords.
In addition, our expansion is dependent upon the company and its third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We have experienced higher construction, rent, commodity and other costs associated with the build-out of new stores and the renovation of existing stores. We have also experienced delays in new store openings and the renovation of existing stores due to inspection, permitting and contractor delays and limitations on the availability of certain fixtures and equipment. We anticipate these increased costs and delays may continue for the foreseeable future, which could adversely affect our sales and profitability. Further, we may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our sales and profitability are affected by our product assortment and customer response to the mix of products we sell.
Our success depends on our ability to select and obtain sufficient quantities of relevant merchandise at prices that allow us to sell such merchandise at profitable and appropriate prices, and to market such merchandise effectively to customers. We continue to expand and refine our multi-price assortment to deliver a broader, more relevant offering while preserving our foundational value proposition. However, if our value proposition does not meet customer expectations or we do not provide a selection of merchandise that is attractive to our customers, our products will be less desirable to our customers and our traffic and sales could suffer. Further, our failure to drive brand clarity and loyalty around our expanded product assortment could negatively affect our customer’s perception of our value proposition or harm our reputation. In addition, the success of our business depends in part on our ability to anticipate, identify and respond promptly to evolving trends in consumer preferences. If we are unable to accurately predict the products that our customers will demand, implement competitive and effective pricing and marketing strategies, or timely and appropriately respond to changing demographics, consumer needs, preferences or spending patterns, then the demand for our products (including our higher-margin discretionary merchandise), our market share and our results of operations could be adversely affected.

In addition, our product mix is affected by the supply of goods and could be negatively impacted by various factors, including those described under “Risks associated with merchandise supply could adversely affect our financial performance” and “Higher costs and disruptions in our supply chain could have an adverse impact on our sales and profitability” within this “Item 1A. Risk Factors.”
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
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell most profitably. Over the past several years, we have experienced a shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods. Factors that could reduce our customers’ disposable income and over which we exercise no influence include inflation in food, housing, fuel or other energy costs, increased unemployment, increases in mortgage and interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in government subsidies such as unemployment and food assistance programs, including the Supplemental Nutrition Assistance Program (“SNAP”). If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
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
The retail industry is highly competitive with respect to price, customers, store locations, merchandise quality, product assortment, service offerings, customer service, shopping experience, product sourcing, labor, and market share. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of sales channels, store formats and merchandising strategies, including mobile and online shopping. Our ability to successfully differentiate ourselves depends on many competitive factors, including customer perceptions regarding our shopping experience, the safety and cleanliness of our stores, our ability to offer attractive products at affordable prices, and our in-stock levels. Further, to remain competitive, we may be required to change our product offerings or lower our prices, but our ability to do so may be limited or delayed with the result that we could see lower traffic or sales or reduced profitability.
We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. Some of our current or potential competitors have greater financial, distribution, marketing and other resources than we do. In addition, the substantial growth in e-commerce and expanded availability of mobile, web-based and other digital technologies has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create convenient and competitive online or mobile shopping alternatives. While we have partnered with online personal shopping providers like Instacart and UberEats, some of our current and potential competitors have more significant online and mobile shopping platforms or other advances in technologies and capabilities (including artificial intelligence) than we currently do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors, and we believe that doing so may require substantial capital expenditures, for example in technology. Our ability to effectively compete will depend upon our ability to successfully develop and execute on our strategic initiatives and to anticipate or respond effectively to competitive pressures, industry changes that may include mergers and acquisitions, technological advancements and changing customer preferences and shopping habits. If we fail to do so, it could adversely affect our operating results and financial condition. Please see “Item 1. Business” for further discussion of the effect of competition on our operations.
Our business is seasonal, and adverse events during the fourth quarter could materially affect our full-year financial results.
Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores and help ship product from our distribution centers. Lead times for seasonal product purchases are longer and could result in inventory markdowns if sales do not meet expectations. Adverse events such as inclement weather or unfavorable economic conditions during the fourth quarter could cause a reduction in sales during these periods, which in turn could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 20, 2025, and will be observed on April 5, 2026.
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
We could experience a decline in consumer confidence and spending if our customers become concerned about the quality and safety of the products we sell. Our privately sourced and control brand items are an important component of our product mix and our sales and profitability growth plans. Broad market acceptance of our private brands depends on many factors, including pricing, quality, customer perception, and timely development and introduction of new products. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product liability claims and product recalls; disruptions in raw material and finished product supply and distribution chains; supplier labor and human rights issues, and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially and adversely affect our private brand initiatives, reputation, results of operations and financial condition.
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
Successful execution of our plans and strategies also depends on the efforts of key management personnel. The labor market for these executives and other key personnel is nationwide in scope and intensely competitive. The loss of such personnel, or the inability to hire, train, motivate and retain them, or to manage changes to our organizational structure and capacity, could, at least temporarily, have an adverse effect on the company’s operating results and financial condition. In addition, failure to develop an adequate succession plan for senior positions could reduce our organizational capabilities and competitive advantage during a transition. We recently have experienced turnover in senior positions, which, in addition to organizational changes related to our sale of the Family Dollar business, can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause greater workload demands for remaining team members and divert attention away from key areas of the business, or otherwise negatively impact the company’s growth prospects or future operating results.
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
Risks Relating to Our Strategic Initiatives
We may not be successful in executing important strategic initiatives, which may have an adverse impact on our business and financial results.
We continue to execute on a number of strategic initiatives to accelerate profitable growth for Dollar Tree as a standalone banner following the sale of Family Dollar. During 2025, we outlined our strategic plan designed to reinforce our core brand promise—value, convenience, and discovery—while improving operating leverage and returns over time. Those initiatives include, among others:
•Expanding and refining our multi-price assortment to deliver a broader, more relevant offering while preserving the foundational value proposition of Dollar Tree;
•Managing costs with agility, including our strategies to mitigate tariffs and inflationary pressures, manage operating expenses, and reduce corporate SG&A as a percentage of sales;
•Continuing new store growth, as well as improving store standards and operational consistency through refresh and renovation programs, shelf productivity optimization, and initiatives to elevate store execution and cleanliness;
•Expanding and modernizing our distribution network, enhancing warehouse management systems, and improving our transportation systems; and
•Modernizing our technology platform, replacing legacy systems, and enhancing our mobile app, human capital management systems, supply chain platforms, and data analytics capabilities.
We may not be successful in executing or achieving the anticipated benefits of these important strategic initiatives, which may not result in the desired growth or impacts on our traffic and basket size, sales, operating leverage, costs, profitability or other results. The implementation, timing and results of these complex strategic initiatives are subject to various risks and uncertainties, which may require that we make significant estimates and assumptions in our planning. The success of these initiatives depends, among other things, on our ability to execute and scale these initiatives consistently across a large, geographically diverse store and distribution footprint and, ultimately, customer receptiveness and acceptance. If our initiatives, including our expanded multi-price offerings, do not appeal to our customers, or if we are unable to consistently meet our brand execution promises in a cost-effective manner, we may experience a loss of customer confidence or lost sales, which could adversely affect our reputation and results of operations.
These initiatives also place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these initiatives effectively and implement them successfully. If our estimates and assumptions about our initiatives are incorrect, or if we miscalculate or misalign the resources or time we need to complete them or fail to execute on them effectively, our pursuit of these initiatives may increase our costs and reduce our margins and profitability.
To be effective, our strategies have and will continue to require significant investment in cross-functional operations and management focus, along with supporting investments. Our strategies include managing operating expenses and reducing corporate SG&A as a percentage of sales, while also implementing other initiatives to invest in our business. We may incur implementation or other costs associated with these initiatives before the benefits from those efforts can materialize. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our efforts, or implement our strategic initiatives and improvements to systems in a timely and cost-effective manner, our ability to compete and our results of operations could be adversely affected.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We may not achieve the anticipated benefits of the sale of the Family Dollar business.
Following the sale of the Family Dollar business, our operational and financial profile changed significantly, with the Dollar Tree banner comprising substantially all of our retail operations. Accordingly, our company following the sale is smaller and less diversified, such that our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility and vulnerability to changing market conditions.
The sale of our Family Dollar business and other recent strategic initiatives have also entailed significant changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. These changes have been and could continue to be disruptive to our business operations. Further, there can also be no assurance that unbudgeted or stranded costs or dis-synergies of the Family Dollar sale will not exceed our expectations or the anticipated benefits of the transaction. In addition, we agreed to indemnify the purchaser for losses arising from certain liabilities of the Family Dollar business arising before the sale. Any of the foregoing could have a material adverse effect on our business or results of operations.
We also have continuing obligations to Family Dollar pursuant to transition services or other agreements through which we continue to provide certain services to Family Dollar for 18 months following the date of sale. This has required, and could continue to require, significant management and operational resources which could reduce our ability to fully realize cost savings and efficiency initiatives that we would otherwise be able to implement. While we are receiving payment for the transition services that we provide, we may not be able to recoup all of the underlying costs.
We could incur losses due to impairment of goodwill and other long-lived assets.
Under U.S. generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, such as goodwill, are not amortized but are evaluated annually for impairment. An evaluation is also performed if events or circumstances indicate that impairment could have occurred.
Should we experience business challenges or significant negative industry or general economic trends, we could recognize impairments to our goodwill and other long-lived assets. We monitor key assumptions and other factors utilized in our impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.
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
For example, our liabilities related to our self-insurance programs, which include general liability claims, are estimates that require judgment and the use of assumptions. As a result of unfavorable developments due to the rising costs to reimburse, settle, or litigate claims related to customer accidents and other incidents at our stores, our actuarially determined liabilities were increased during 2024 and 2025, contributing to increases in our general liability claim expenses of $20.4 million and $33.6 million, respectively, compared to the prior year. Should these or any other estimates and assumptions change, it could adversely affect our results of operations.
Cybersecurity and Technology Risks
For additional discussion of the company’s cybersecurity posture, including risk management and governance, please see “Item 1C. Cybersecurity.”
We rely on computer and technology systems in our operations, and any material failure, inadequacy, or interruption of those systems, including because of a cyberattack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
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
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through malicious software, ransomware and other cyberattacks, which may originate from state actors and may increase during times of international tensions. Such incidents have occurred, including with respect to our third-party vendors, although without material impact to date. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, obsolescence or failure of vendor support, flaws in third-party software or services, errors or improper use by our employees or third-party service providers.
To support the growth of our business, we are making substantial investments in our information technology systems, including updating or replacing legacy systems. Certain of our existing infrastructure is comprised of complex legacy technologies with limited flexibility, inconsistencies, manual workarounds and other inefficiencies. These systems require time and investment to upgrade without material disruptions to our business. Further, transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous associates, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. We may also experience difficulties in implementing or operating our new or upgraded operational or technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. If our information technology systems, upgrades and associated change management are not adequate to support our business and our strategic initiatives, our financial condition and results of operations could be adversely affected, and our business may become less competitive.
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
We are exposed to persistent and substantial risks from cybersecurity threats, as the number of cyberattacks targeting retailers and corporate networks grows, and the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world increase daily. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks. Both we and our vendors have experienced data security incidents; however, to date, these incidents have not been material to our results of operations. The security measures that we and/or our third-party partners put in place cannot provide absolute security to prevent harm to our systems or safeguard our customers’ personal information (including debit and credit card information), our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information.

Cybercriminals, who may include well-funded state actors or organized criminal groups, are rapidly evolving their cyberattack techniques and tactics, which are becoming increasingly more sophisticated and challenging to detect. We and/or our third-party vendors may be vulnerable to and unable to anticipate, detect, and appropriately respond to cybersecurity attacks, including data security breaches and data loss.
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
We use, and may over time increase the usage of, artificial intelligence and machine learning in our business, and challenges with properly managing its use could adversely affect our business.
We utilize artificial intelligence-enabled technologies in our business, and advancements in technology may allow us to expand the use or applications of artificial intelligence, including generative artificial intelligence, into key operational and/or administrative aspects of our business in the future. Our competitors or other third parties may incorporate artificial intelligence into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that artificial intelligence applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, generative artificial intelligence presents emerging ethical issues and could negatively impact our customers and associates. If our use of generative artificial intelligence becomes controversial or is inaccurate or ineffective, our reputation and competitive position could be adversely affected. The rapid evolution of artificial intelligence, including potential government regulation of artificial intelligence, may require significant resources to develop, test and maintain our implementations of artificial intelligence.
Legal and Regulatory Risks and Related Considerations
Legal proceedings may adversely affect our reputation, business, results of operations or financial condition.
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
We operate in an increasingly regulated environment across a large and diverse geographic footprint, and we devote substantial resources to ensure effective compliance with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, new strategic initiatives, and increased regulatory scrutiny and enforcement efforts. For example, our continued expansion of multi-price product assortments and retail price changes, in addition to increased scrutiny of retailers by local, state and federal agencies, has resulted in increased regulatory and legal risks regarding pricing and price clarity. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, including product and food safety, marketing, labeling or pricing; information security and privacy; artificial intelligence; labor and employment; employee wages and benefits; health and workplace safety (including Occupational Safety and Health Administration rules); imports and customs; taxes; anti-bribery; sustainability; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business.
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
In addition, significant changes in laws or regulations that impact our relationship with our workforce, in areas such as wage and hour, health care, scheduling and leave, labor relations or workplace safety, could increase our expenses and adversely affect our operations. An increase in federal corporate tax rates also could adversely affect our profitability. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, energy or environmental protection, international labor protections, and tariff and other trade restrictions, among others, could cause our expenses to increase or result in product recalls.
Our business is subject to evolving disclosure requirements and expectations with respect to social, environmental, and similar matters that could expose us to numerous risks.
Our business faces increasing public scrutiny related to corporate social responsibility, environmental concerns, governance and related practices. We risk damage to our brand and reputation, including risk to our plans for profitable growth, if we fail to act responsibly or in line with regulatory and stakeholder expectations in a number of areas, such as worker safety and welfare, human rights, associate relations, environmental stewardship, support for local communities, and corporate governance and transparency. Negative reputational incidents could impact the value of our brand, the cost of our operations and relationships with associates, customers or investors, all of which could adversely affect our business and results.
The rules, regulations and expectations of regulators, customers, investors, associates, and other stakeholders with respect to these matters continue to evolve. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on such initiatives, and collecting, measuring, and reporting related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. For example, compliance with California’s recently implemented climate-related and extended producer responsibility reporting requirements, and similar proposals by state regulators and other regulatory bodies, could be costly, difficult and time consuming, especially as reporting standards are still evolving. We may also communicate certain initiatives and goals regarding environmental matters, culture and belonging, responsible sourcing and social investments and other related matters, in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure. Further, statements about our related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to mature, and assumptions that are subject to change in the future. Any failure, or perceived failure, to meet any of our published initiatives or goals, which often may be outside of our control, could adversely affect public perception of our business, associate retention or recruiting, business opportunities, or customer, vendor or shareholder support.
Further, as the rules, regulations and expectations continue to evolve, our stakeholders may have differing views. For example, we may face criticism as a result of diverging sentiment among governmental authorities, regulators, customers, investors, associates, or other stakeholders. Scrutiny, or the perception that our efforts are too ambitious or misdirected, could expose us to the risk of litigation, investigations or challenges by federal or state authorities, injunctions or penalties, cause reputational harm, or adversely affect the ability of certain fund investors to hold our stock. Federal and state regulations may establish differing standards or mutually exclusive requirements. These evolving and divergent expectations may make it difficult for us to satisfy all regulatory and stakeholder expectations.
If we are unable to meet our social- or environmental-related goals or evolving and divergent stakeholder expectations and industry standards, if our related data, processes and reporting are incomplete or inaccurate, or if our efforts around issues of concern are perceived as insufficient or too ambitious, consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial condition may be adversely affected.
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
The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond our control, include the perceived prospects and actual results of operations of our business; changes in estimates of our results of operations by analysts, investors or us; trading activity by our large shareholders; trading activity by sophisticated algorithms (high-frequency trading); speculation about our business in the press or the investment community; investor perceptions of the retail industry or us; our actual results of operations relative to estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions or changes; geopolitical tensions or major catastrophic events; inflation, monetary policy and changes in general economic or market conditions affecting the retail industry or the economy generally. In addition, the stock market in general has from time-to-time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.
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
Because we rely on third-party providers and platforms for many of our computer and technology systems and support, we use a variety of processes and tools to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring. As a part of our monitoring, we regularly obtain System Organization and Control Reports (SOC Reports) for key third-party systems.
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
No material cybersecurity incidents occurred in fiscal 2025, but future incidents cannot be predicted. Additionally, in “Item 1A. Risk Factors” under the heading “Cybersecurity and Technology Risks,” forward-looking cybersecurity threats that could have a material impact on our business are discussed. Those sections of Item 1A should be read in conjunction with this Item 1C.
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
Item 2. Properties
As of January 31, 2026, we operated approximately 9,000 stores across the contiguous United States and the District of Columbia and approximately 275 stores within seven Canadian provinces, with stores predominantly ranging from 8,000 - 10,000 selling square feet. For additional information on store counts and square footage for the last three fiscal years, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
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
Our network of distribution centers is strategically located throughout the United States to support our stores. As of January 31, 2026, we operated 16 distribution centers in the United States occupying a total of 15.0 million square feet. Except for 0.4 million square feet of our distribution center in San Bernardino, California and short-term leases for offsite facilities, all of our distribution center capacity in the United States is owned.
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
Item 3. Legal Proceedings
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes, as well as trade, regulatory and other claims related to our business. For information regarding legal proceedings in which we are involved, please see Note 5 to our consolidated financial statements under the caption “Contingencies.” For a further description of certain of these matters and their impact, see “Item 1A. Risk Factors”: “Legal proceedings may adversely affect our reputation, business, results of operations or financial condition” and “Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us.”
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 12, 2026, we had 1,823 shareholders of record.
Issuer Purchases of Equity Securities
We periodically repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. In July 2025, our Board of Directors replenished the Company’s share repurchase authorization to an aggregate amount of $2.5 billion, reflecting the limit previously approved by the Board in September 2021. Under the Board repurchase authorization, we may repurchase our common stock in open market or privately negotiated transactions with financial institutions. The repurchase authorization does not have an expiration date.
The following table presents our share repurchase activity during the fourth quarter of fiscal 2025:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
November 2, 2025 - November 29, 2025	1,711,878	$102.82	1,711,878	$1,821.0
November 30, 2025 - January 3, 2026	—	$—	—	$1,821.0
January 4, 2026 - January 31, 2026	457,145	$122.85	457,145	$1,764.9
Total	2,169,023		2,169,023
We repurchased 17,176,514, 3,283,837 and 3,905,599 shares of common stock on the open market at a cost of $1.6 billion, $403.6 million and $504.3 million, including applicable excise tax, in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Of the shares repurchased during fiscal 2025, $9.0 million settled subsequent to January 31, 2026 and this amount was accrued in the accompanying Consolidated Balance Sheets. As of January 31, 2026, we had $1.8 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to January 31, 2026, we purchased an additional 1,598,978 shares of common stock on the open market at a cost of $192.7 million, as of March 12, 2026.
Stockholder Matters
We historically have retained our cash flow from operations for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. While we have never declared or paid any cash dividend on our common stock, we regularly evaluate our cash and capital allocation priorities. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our financial condition, operating results and other business and economic factors our Board of Directors may deem relevant.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 31, 2026, compared with the cumulative total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The comparison assumes that $100 was invested in our common stock and in each of the foregoing indices at the market close on the last trading day of the fiscal year ended January 30, 2021, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
Dollar Tree, Inc.	$100.00	$126.39	$147.91	$136.45	$72.15	$115.67
S&P 500 Index	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
S&P 500 Consumer Discretionary Distribution & Retail Index	$100.00	$108.64	$88.85	$114.73	$161.20	$164.12
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses fiscal 2025 and fiscal 2024 events and results, and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
2025 Financial Highlights
Financial highlights for the fiscal year ended January 31, 2026, as compared to the fiscal year ended February 1, 2025, include:
•Net sales increased 10.4% to $19,395.7 million due to a 5.3% comparable store net sales increase and net sales of $1.4 billion at non-comparable stores.
•Gross profit increased 12.2% to $7,050.7 million primarily due to the 5.3% comparable store net sales increase, our net store growth, and lower freight costs. Gross profit, as a percentage of net sales, increased 60 basis points to 36.4%.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 70 basis points to 28.2%.
•Transition services agreement income, net was $54.9 million resulting from services provided to Family Dollar following the sale.
•Operating income, as a percentage of total revenues, increased 20 basis points to 8.5%.
•The effective tax rate was 24.8%, an increase of 10 basis points as compared to the prior year.
•Income from continuing operations was $1,225.3 million, or $5.94 per diluted share, compared to $1,042.5 million, or $4.83 per diluted share in the prior year.
Store Activity and Selected Sales Data
At January 31, 2026, we operated stores in 48 states and the District of Columbia, as well as stores in seven Canadian provinces. The average size of stores opened in fiscal 2025 was approximately 9,210 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Store Count:
Beginning	8,881	8,415	8,134
New stores	402	525	333
Stores converted from Family Dollar	71	12	15
Closings	(72)	(71)	(67)
Ending	9,282	8,881	8,415
Relocations	9	22	31
Selling Square Feet (in millions):
Beginning	78.4	73.1	70.5
New stores	3.7	5.8	3.1
Stores converted from Family Dollar*	1.1	0.1	0.1
Closings	(0.6)	(0.6)	(0.6)
Ending	82.6	78.4	73.1
*Selling square footage impact of converted or relocated stores is only provided if it equals or exceeds 0.1 million selling square feet.

The store counts above do not include new stores until they are opened for sales. Similarly, stores converted from a Family Dollar store to a Dollar Tree store are reflected in the table above when they re-opened as a Dollar Tree store.
Fiscal 2025 and fiscal 2024, which ended on January 31, 2026 and February 1, 2025, respectively, each included 52 weeks. Fiscal 2023 ended on February 3, 2024 and included 53 weeks, commensurate with the retail calendar. The 53rd week in fiscal 2023 added approximately $307.0 million in sales.
Our net sales are derived from the sale of merchandise at new stores and at comparable stores. We use comparable store net sales to evaluate the performance of our existing stores from one year to the next. Comparable stores include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded, relocated or remodeled during the year in the calculation of comparable store net sales. Stores that were converted from Family Dollar stores to Dollar Tree stores are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the Dollar Tree brand. Additionally, sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days. Comparable store sales measures vary across the retail industry. As a result, our comparable store net sales calculation is not necessarily comparable to similarly titled measures reported by other companies.
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Sales Growth	5.3%	1.8%	5.8%
Change in Customer Traffic	1.0%	1.6%	7.4%
Change in Average Ticket	4.3%	0.1%	(1.5)%
Comparable store net sales are positively affected by our expanded, relocated and remodeled stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores. The comparable store net sales change for the years ended January 31, 2026 and February 1, 2025 is based on a 52-week comparison for both periods included in the calculation. The comparable store net sales change for the year ended February 3, 2024 is based on a 53-week comparison for both periods included in the calculation.
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
Net sales per selling square foot for the last three fiscal years is as follows:

	52 Weeks Ended		53 Weeks Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales per selling square foot	$241	$232	$234
The 53rd week in fiscal 2023 contributed $4 to the total net sales per selling square foot. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on strategic initiatives to accelerate profitable growth for Dollar Tree as a standalone banner following the sale of Family Dollar. At our 2025 Investor Day held on October 15, 2025, we outlined our strategic plan that will help drive profitable sales growth: (i) expanding and enhancing our product assortment, (ii) managing costs with agility and discipline, (iii) strengthening our customer connection through data-driven marketing and other initiatives, (iv) opening new stores and improving store conditions, and (v) improving store operations and consistent execution to enhance the experience for our customers and our associates – all supported by supply chain enhancements, disciplined financial management, technology and investment in our people.

Expanded and Enhanced Assortment. A central pillar of our strategy is expanding and refining our multi-price assortment to deliver a broader, more relevant offering while preserving our foundational value proposition. Our multi-price strategy is designed to increase basket size and drive margin expansion by introducing complementary products, new categories, larger pack sizes, and select branded and licensed items that we could not historically offer under a single price point. As of January 31, 2026, we carried our expanded multi-price assortment in the majority of our stores. We are also expanding customer access through digital and delivery partnerships. In August 2025, we announced a nationwide partnership with Uber to bring the Uber Eats platform to our stores. As of January 31, 2026, over 8,800 Dollar Tree stores were serviceable through Uber Eats.
Agile Cost Management. We are implementing cost management strategies designed to mitigate cost pressures both in how we buy and distribute our products as well as the selling, general and administrative costs to support the business. Our merchandising approach includes five primary levers: renegotiating supplier terms, re-engineering products for efficiency, shifting country of origin where advantageous, discontinuing lower-margin or underperforming items, and executing targeted retail price adjustments when appropriate.
During fiscal 2025, the volatile tariff environment and the implementation of these mitigation strategies resulted in increased costs, including significant labor and other discrete costs related to price adjustments, which also impacted our net sales. The tariff environment remains fluid, and we expect our results to continue to be impacted by near-term challenges, potentially including higher costs due to increases or variability in tariffs. Further, we may experience implementation costs associated with our mitigation strategies that impact us before the benefits from those efforts are expected to materialize.
On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed last year under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. We are taking action to preserve our rights to refunds for these IEEPA tariffs, but the availability, timing, and amount of any potential refunds remains highly uncertain and subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the United States imposed new, temporary tariffs on imports from all countries under section 122 of the Trade Act of 1974 and could take action to invoke other laws to collect additional tariffs. There remains substantial uncertainty regarding the impacts of this decision on existing tariffs, the scope and duration of any newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions. As a result, our margins and operating results could vary significantly.
Beyond addressing the cost of goods sold, our strategy includes disciplined management of operating expenses. Following the sale of Family Dollar, we are reshaping our organization to align with the needs of the standalone Dollar Tree business, with a focus on operating leverage and scalable profitability. Our long-term objective includes reducing corporate selling, general and administrative expenses as a percentage of net sales through improved productivity, cost optimization, and right-sizing initiatives.
New Store Growth and Improved Conditions. We continue to expand our store footprint while investing to modernize and optimize our fleet. We operate more than 9,200 stores and believe we have ample opportunities for new store growth in the future, supported by disciplined site selection and capital allocation. Our modernization efforts include refresh and renovation programs, which are designed to improve the customer shopping experience.
Improved Store Operations. We are focused on improving store standards and operational consistency to enhance the in-store experience and optimize shelf productivity. These actions are intended to strengthen customer connection, increase traffic and basket size, and drive higher returns on invested capital.
Supply Chain Optimization. We are modernizing our distribution network to improve flexibility, speed, and efficiency, including investments in expanded and optimized distribution center capacity, enhanced warehouse management systems, transportation improvements, and selective automation initiatives.
In April 2025, we announced plans to return to Marietta, Oklahoma, with a new, enhanced distribution center expected to be fully operational by spring 2027, with capacity to serve approximately 700 stores across the West and Southwest regions. Reconstruction of the Marietta, Oklahoma distribution center commenced in September 2025.
In October 2025, we announced the purchase of a 1.25 million square foot distribution center outside Phoenix, Arizona, expected to open in spring 2026 and service stores in Arizona, Colorado, Nevada, New Mexico, and Utah. These investments are expected to support long-term growth and improve network resilience, though they may modestly impact gross margin in the near-to-mid term as capacity ramps up.
Technology Investment. We are executing a multi-year plan to modernize our technology platform, replacing legacy systems with integrated, real-time tools that we believe can enhance decision-making and operational agility. Key investments include enhancements to our human capital management systems, supply chain platforms, and data analytics capabilities. These initiatives are intended to improve productivity, enable test-and-learn capabilities, and support scalable growth.

Human Capital. Our more than 150,000 associates remain foundational to our strategy. We continue to invest in competitive pay and benefits, training, career development, and initiatives designed to reduce turnover and improve productivity. Since 2023, we have promoted tens of thousands of associates and advanced initiatives focused on making it easier to work in our stores through improved tools and processes.
Sale and Separation of Family Dollar. On July 5, 2025, we completed our previously announced sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 15.
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
The following table contains results of operations data for the last three fiscal years:

	Year Ended
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Revenues
Net sales	$19,395.7	$17,565.8	$16,770.3
Other revenue	16.1	12.7	10.8
Total revenue	19,411.8	17,578.5	16,781.1
Expenses and other operating items
Cost of sales	12,345.0	11,284.1	10,761.4
Selling, general and administrative expenses	5,468.6	4,832.4	4,245.2
Transition services agreement income, net	54.9	—	—
Operating income	1,653.1	1,462.0	1,774.5
Interest expense, net	85.5	107.5	112.5
Other (income) expense, net	(61.9)	(29.1)	0.1
Income from continuing operations before income taxes	1,629.5	1,383.6	1,661.9
Provision for income taxes	404.2	341.1	396.1
Income from continuing operations	$1,225.3	$1,042.5	$1,265.8

Gross profit margin	36.4%	35.8%	35.8%
Selling, general and administrative expense rate	28.2%	27.5%	25.3%
Operating income margin	8.5%	8.3%	10.6%
Income from continuing operations before income taxes as a percentage of total revenue	8.4%	7.9%	9.9%
Effective tax rate	24.8%	24.7%	23.8%
Income from continuing operations as a percentage of total revenue	6.3%	5.9%	7.5%

Net Sales

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Net sales	$19,395.7	$17,565.8	$16,770.3	10.4%
Comparable store net sales change	5.3%	1.8%	5.8%
Fiscal 2025 compared to Fiscal 2024
The increase in net sales from fiscal 2024 to fiscal 2025 was a result of the comparable store net sales increase and net sales of $1.4 billion at non-comparable stores. Comparable store net sales increased 5.3% in fiscal 2025, as a result of a 4.3% increase in average ticket and a 1.0% increase in customer traffic. The increase in average ticket was primarily the result of targeted retail price changes executed during the second and third quarters of fiscal year 2025 and increased multi-price penetration. As a result of the retail price changes, customer traffic was negatively impacted and declined in the third and fourth quarters of fiscal 2025.
Gross Profit

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Gross profit	$7,050.7	$6,281.7	$6,008.9	12.2%
Gross profit margin	36.4%	35.8%	35.8%	0.6%
Fiscal 2025 compared to Fiscal 2024
Gross profit margin increased in fiscal 2025 due to a 60 basis point decrease in cost of sales. The cost of sales rate decreased to 63.6% in fiscal 2025 from 64.2% in fiscal 2024 primarily due to improved mark-on from pricing initiatives, lower domestic and import freight costs, favorable sales mix resulting from increased sales of higher margin discretionary merchandise as a percentage of net sales, and lower occupancy costs due to leverage from the comparable store net sales increase, partially offset by higher tariff costs, higher markdowns, higher shrink, and increased distribution costs expense. The higher markdowns in fiscal 2025 include a $56.0 million write-off of various slow-turning SKUs. This reflects actions taken related to our ongoing strategic initiative to increase shelf space productivity, as discussed within “Strategic Initiatives and Recent Developments” above. Included in freight costs for fiscal 2024 is $25.0 million of duties related to an anti-dumping case for paper plates imported in fiscal 2024.
Selling, General and Administrative Expenses

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Selling, general and administrative expenses	$5,468.6	$4,832.4	$4,245.2	13.2%
Selling, general and administrative expense rate	28.2%	27.5%	25.3%	0.7%
Fiscal 2025 compared to Fiscal 2024
The selling, general and administrative expense rate increased 70 basis points in fiscal 2025 primarily due to higher store payroll in support of our pricing initiatives and from wage increases, higher incentive compensation, higher depreciation expense from store investments, and unfavorable development of general liability claims, partially offset by lower stock compensation, lower impairment costs, lower corporate payroll, and leverage from the comparable store net sales increase. Fiscal 2024 included higher stock compensation expense resulting from the accelerated vesting of the former Chief Executive Officer’s option award and software impairments and related contract termination costs totaling $58.0 million related to enterprise merchandising and store system projects that were not fully implemented and were cancelled in connection with the decision to sell the Family Dollar business.

Transition Services Agreement Income, Net

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Transition services agreement income, net	$54.9	$—	$—	N/A
Fiscal 2025 compared to Fiscal 2024
Transition services agreement income, net was $54.9 million in fiscal 2025 resulting from services provided to Family Dollar following the sale.
Operating Income

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Operating income	$1,653.1	$1,462.0	$1,774.5	13.1%
Operating income margin	8.5%	8.3%	10.6%	0.2%
Fiscal 2025 compared to Fiscal 2024
Operating income margin increased to 8.5% in fiscal 2025 compared to 8.3% in fiscal 2024, resulting from the increase in gross profit margin as described above, and income from the transition services agreement with Family Dollar, partially offset by the increase in the selling, general and administrative expense rate.
Interest Expense, Net

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Interest expense, net	$85.5	$107.5	$112.5	(20.5)%
Fiscal 2025 compared to Fiscal 2024
Interest expense, net decreased $22.0 million in fiscal 2025 compared to the prior year, primarily due to the repayment of our $1.0 billion principal amount of 4.00% Senior Notes in the second quarter of fiscal 2025, and higher interest income on investments, partially offset by higher borrowings of commercial paper.
Other (Income) Expense, Net

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Other (income) expense, net	$(61.9)	$(29.1)	$0.1	112.7%
Fiscal 2025 compared to Fiscal 2024
Other income, net increased $32.8 million in fiscal 2025 compared to the prior year, primarily due to a higher insurance gain recognized in fiscal 2025 for the excess of the insurance proceeds received over the losses incurred for damaged property and equipment and damaged inventory associated with the tornado that destroyed our Marietta, Oklahoma Dollar Tree distribution center. The insurance gain recognized in fiscal 2025 totaled $62.0 million compared to $30.0 million in fiscal 2024.

Provision for Income taxes

	Year Ended			Percentage Change
(dollars in millions)	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal 2025 vs. Fiscal 2024
Provision for income taxes	$404.2	$341.1	$396.1	18.5%
Effective tax rate	24.8%	24.7%	23.8%	0.1%
Fiscal 2025 compared to Fiscal 2024
The effective tax rate for fiscal 2025 was 24.8% compared to 24.7% for fiscal 2024, primarily due to an increase in expected state taxes and reduced benefits from the vesting of share-based payment awards, partially offset by a decrease in non-deductible compensation.
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
The following table compares our cash flows for the last three fiscal years:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by (used in):
Operating activities of continuing operations	$2,190.7	$2,193.3	$2,400.8
Investing activities of continuing operations	(648.7)	(1,249.4)	(1,194.8)
Financing activities of continuing operations	(2,556.9)	(411.3)	(530.0)
Operating Activities
Fiscal 2025 compared to Fiscal 2024
Net cash provided by operating activities decreased $2.6 million in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in accounts payable in the current year compared to an increase in the prior year, partially offset by reductions in merchandise inventories compared to a prior year increase, higher income from continuing operations, and lower income tax payments resulting from tax benefits used from the sale of Family Dollar. The reductions in merchandise inventories reflects actions taken related to our ongoing strategic initiative to increase shelf space productivity, as discussed within “Strategic Initiatives and Recent Developments” above. The prior year increase in accounts payable reflects the impact of the implementation of our supply chain finance program in late fiscal 2023, which corresponded with the optimization of vendor terms.
Investing Activities
Fiscal 2025 compared to Fiscal 2024
Net cash used in investing activities decreased $600.7 million in fiscal 2025 compared with fiscal 2024 primarily due to $680.0 million of net proceeds received for the sale of Family Dollar, and lower capital expenditures, partially offset by $246.0 million of cash divested from the sale of Family Dollar. The decrease in capital expenditures was the result of completing transformation-related investments in store network technology and transportation equipment in fiscal 2024, partially offset by the purchase and initial construction of our new distribution center in Phoenix, Arizona, and the beginning of the rebuild of our Marietta, Oklahoma distribution center.

Financing Activities
Fiscal 2025 compared to Fiscal 2024
Net cash used in financing activities increased $2,145.6 million in fiscal 2025 compared to fiscal 2024 primarily due to higher stock repurchases, and the repayment of our $1.0 billion principal amount of 4.00% Senior Notes due May 15, 2025. We issued and repaid $10.1 billion and $3.2 billion principal amount of commercial paper notes in fiscal 2025 and fiscal 2024, respectively. At January 31, 2026 and February 1, 2025, no notes were outstanding under the commercial paper program.
For detail on our long-term and short-term borrowings and other commitments, refer to the discussion of “Funding Requirements” below, as well as Note 5 and Note 6 to our consolidated financial statements.
Share Repurchases
We repurchased 17,176,514, 3,283,837 and 3,905,599 shares of common stock on the open market at a cost of $1.6 billion, $403.6 million and $504.3 million, including applicable excise tax, in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Of the shares repurchased during fiscal 2025, $9.0 million settled subsequent to January 31, 2026 and this amount was accrued in the accompanying Consolidated Balance Sheets. As of January 31, 2026, we had $1.8 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to January 31, 2026, we purchased an additional 1,598,978 shares of common stock on the open market at a cost of $192.7 million, as of March 12, 2026.
Funding Requirements
Our total estimated capital expenditures for fiscal 2026 are approximately $1.1 billion to $1.2 billion, including planned expenditures for supply chain investments, our new and expanded stores, store renovations and initiatives, information technology investments, and other property improvements. We expect our cash needs for opening new stores and expanding existing stores in fiscal 2026 to total approximately $440.0 million, which includes capital expenditures, initial inventory and pre-opening costs. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next 12 months and the foreseeable future from net cash provided by operations, our commercial paper program and borrowings under our credit facilities.
Our material contractual obligations consist of long-term and short-term borrowings and related interest payments and operating lease obligations. Additionally, we have commitments related to ocean shipping contracts, software license and support agreements, telecommunication services and store technology assets and maintenance for our stores. Other commitments include letters of credit for imported merchandise and surety bonds that serve as collateral for utility payments at our stores and self-insured insurance programs, as well as U.S. customs compliance. For additional information regarding these obligations, including amounts outstanding at January 31, 2026, refer to Note 5, Note 6 and Note 7 to our consolidated financial statements.
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
Actual shrink is recorded as physical inventory counts at the stores are taken once a year between January and October of each year. After physical inventory counts are taken, shrink accruals at period end are estimated using the overall enterprise-wide results from our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. We periodically adjust our shrink estimate based on these latest trends, and historically, these adjustments have not been material.
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
Management’s estimate for self-insurance liabilities could vary from the ultimate loss sustained given the difficulty in predicting future events. Our self-insurance liabilities associated with workers’ compensation, general liability and auto related to continuing operations are recorded within “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets and amounted to $327.2 million and $244.3 million at January 31, 2026 and February 1, 2025, respectively. The increase was primarily due to general liability claims developing and paying out at amounts significantly higher than anticipated, resulting in higher actuarially determined accruals.
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
For purposes of our goodwill impairment evaluation, the reporting units are Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We have the option to initially perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying amount. Alternatively, we may bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. At the end of fiscal 2025, there were no indicators that the fair value of the Dollar Tree or Dollar Tree Canada reporting units were less than their carrying value.
In fiscal 2024, Family Dollar was also considered a reporting unit for goodwill impairment evaluations prior to being classified as held for sale. In connection with the fiscal 2024 annual impairment evaluation, management’s qualitative assessment indicated that it was more likely than not that the fair values of the Family Dollar reporting unit and the Family Dollar trade name were less than their carrying values. Therefore, management performed a quantitative assessment of both the Family Dollar goodwill and trade name. We estimated the fair value of the Family Dollar reporting unit by using market participant assumptions as there was an expected sale price for the business based on negotiations with potential third-party buyers. Based on this fair value, we recognized an impairment loss of $490.5 million which represented the remaining carrying amount of goodwill from the Family Dollar business. The fiscal 2024 goodwill impairment was driven primarily by a decrease in enterprise value attributed to the Family Dollar business using the expected sale price compared to our carrying value. Our evaluation of the Family Dollar trade name resulted in an impairment charge of $1.4 billion in fiscal 2024, driven primarily by a decrease in the royalty rate assumption based on lower future growth rates and earnings before interest and taxes (“EBIT”) margin assumptions for the Family Dollar reporting unit.
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
As previously noted, in fiscal 2024 we initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. We concluded the assets of the Family Dollar business met the criteria for classification as held for sale during the fourth quarter of fiscal 2024. Additionally, we determined the ultimate disposal, which took place on July 5, 2025, represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all prior periods presented. The Company ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily included right-of-use assets and property and equipment, during the fourth quarter of fiscal 2024. On July 5, 2025, we completed our previously announced sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale.
In fiscal 2024, we calculated an estimated loss on classification to held for sale of approximately $3.4 billion, reflecting the write-down of the carrying value of the Family Dollar business to fair value less costs to sell. The fair value was determined by using market participant assumptions as there was an expected sale price for the business based on negotiations with the buyer. Costs to sell included estimated incremental, direct costs incurred to transact the sale of the Family Dollar business. In fiscal 2025, we calculated an additional loss on disposal of approximately $407.7 million based on the actual proceeds received from the buyer compared to the final carrying value of the Family Dollar business less costs to sell. Refer to Note 15 to our consolidated financial statements for additional information.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Five-Year Credit Facility, our 364-Day Revolving Credit Facility, borrowings under our commercial paper program, and any future debt transactions to raise capital or replace existing maturities. At January 31, 2026, we had no borrowings outstanding under our credit facilities or our commercial paper program.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated self-insurance liability
As discussed in Note 2 to the consolidated financial statements, the Company considers actuarial assumptions to estimate its self-insurance liability. As of January 31, 2026, the Company recorded an estimated liability of $327.2 million.
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

Virginia Beach, Virginia
March 16, 2026

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except per share data)	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$19,395.7	$17,565.8	$16,770.3
Other revenue	16.1	12.7	10.8
Total revenue	19,411.8	17,578.5	16,781.1
Cost of sales	12,345.0	11,284.1	10,761.4
Selling, general and administrative expenses	5,468.6	4,832.4	4,245.2
Transition services agreement income, net	54.9	—	—
Operating income	1,653.1	1,462.0	1,774.5
Interest expense, net	85.5	107.5	112.5
Other (income) expense, net	(61.9)	(29.1)	0.1
Income from continuing operations before income taxes	1,629.5	1,383.6	1,661.9
Provision for income taxes	404.2	341.1	396.1
Income from continuing operations	1,225.3	1,042.5	1,265.8
Income (loss) from discontinued operations, net of tax	57.2	(4,072.6)	(2,264.2)
Net income (loss)	$1,282.5	$(3,030.1)	$(998.4)

Basic earnings (loss) per share of common stock:
Continuing operations	$5.95	$4.83	$5.77
Discontinued operations	0.28	(18.88)	(10.32)
Total basic earnings (loss) per share of common stock	$6.23	$(14.05)	$(4.55)

Diluted earnings (loss) per share of common stock:
Continuing operations	$5.94	$4.83	$5.76
Discontinued operations	0.28	(18.86)	(10.30)
Total diluted earnings (loss) per share of common stock	$6.22	$(14.03)	$(4.54)

Weighted average common shares outstanding:
Basic	205.8	215.7	219.5
Diluted	206.3	215.9	219.9

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Net income (loss)	$1,282.5	$(3,030.1)	$(998.4)

Foreign currency translation adjustments	8.5	(15.6)	(2.4)

Total comprehensive income (loss)	$1,291.0	$(3,045.7)	$(1,000.8)

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share data)	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$717.8	$1,256.5
Merchandise inventories	2,495.4	2,672.0
Other current assets	233.0	169.8
Current assets of discontinued operations	—	5,008.9
Total current assets	3,446.2	9,107.2
Restricted cash	42.9	75.7
Property, plant and equipment, net of accumulated depreciation of $4,848.5 and $4,332.3, respectively	4,959.6	4,499.3
Operating lease right-of-use assets	4,435.1	4,146.4
Goodwill	423.2	421.2
Deferred income taxes, net	1.0	260.6
Other assets	158.2	133.6
Total assets	$13,466.2	$18,644.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,000.0
Current portion of operating lease liabilities	1,000.2	960.7
Accounts payable	1,530.7	1,705.8
Income taxes payable	—	120.1
Other current liabilities	697.7	574.4
Current liabilities of discontinued operations	—	4,224.9
Total current liabilities	3,228.6	8,585.9
Long-term debt, net, excluding current portion	2,431.7	2,431.2
Operating lease liabilities, long-term	3,623.7	3,438.7
Deferred income taxes, net	153.3	—
Income taxes payable, long-term	29.7	28.2
Other liabilities	244.3	182.6
Total liabilities	9,711.3	14,666.6
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 198,505,205 and 215,078,018 shares issued and outstanding at January 31, 2026 and February 1, 2025, respectively	2.0	2.2
Additional paid-in capital	—	92.9
Accumulated other comprehensive loss	(50.7)	(59.2)
Retained earnings	3,803.6	3,941.5
Total shareholders’ equity	3,754.9	3,977.4
Total liabilities and shareholders’ equity	$13,466.2	$18,644.0

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2026, FEBRUARY 1, 2025, AND FEBRUARY 3, 2024

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net loss	—	—	—	—	(998.4)	(998.4)
Total other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Issuance of stock under Employee Stock Purchase Plan	—	—	9.9	—	—	9.9
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.6	—	56.7	—	—	56.7
Repurchase of stock	(3.9)	—	(500.0)	—	—	(500.0)
Excise tax on repurchase of stock	—	—	(4.3)	—	—	(4.3)
Balance at February 3, 2024	217.9	2.2	229.9	(43.6)	7,124.6	7,313.1
Net loss	—	—	—	—	(3,030.1)	(3,030.1)
Total other comprehensive loss	—	—	—	(15.6)	—	(15.6)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.7	—	—	9.7
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	103.8	—	—	103.8
Repurchase of stock	(3.3)	—	(247.0)	—	(153.0)	(400.0)
Excise tax on repurchase of stock	—	—	(3.6)	—	—	(3.6)
Balance at February 1, 2025	215.1	2.2	92.9	(59.2)	3,941.5	3,977.4
Net income	—	—	—	—	1,282.5	1,282.5
Total other comprehensive income	—	—	—	8.5	—	8.5
Issuance of stock under Employee Stock Purchase Plan	0.1	—	7.5	—	—	7.5
Exercise of stock options	—	—	0.8	—	—	0.8
Stock-based compensation, net	0.4	—	49.9	—	—	49.9
Repurchase of stock	(17.2)	(0.2)	(135.9)	—	(1,420.4)	(1,556.5)
Excise tax on repurchase of stock	—	—	(15.2)	—	—	(15.2)
Balance at January 31, 2026	198.4	$2.0	$—	$(50.7)	$3,803.6	$3,754.9

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cash flows from operating activities:
Net income (loss)	$1,282.5	$(3,030.1)	$(998.4)
Income (loss) from discontinued operations, net of tax	57.2	(4,072.6)	(2,264.2)
Income from continuing operations	$1,225.3	$1,042.5	$1,265.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	648.1	526.9	400.5
Provision for deferred income taxes	147.4	49.3	55.1
Stock-based compensation expense	58.9	106.9	76.3
Impairments	9.0	52.1	10.9
Gain on insurance proceeds related to fixed assets	(41.0)	—	—
Other non-cash adjustments to income from continuing operations	92.9	20.0	8.6
Changes in operating assets and liabilities:
Merchandise inventories	130.6	(182.6)	488.2
Income taxes receivable	(13.7)	—	—
Other current assets	(65.7)	(32.8)	(37.9)
Other assets	(45.2)	(78.1)	(54.5)
Accounts payable	(178.1)	541.4	87.9
Income taxes payable	128.9	110.6	67.2
Other current liabilities	101.8	14.4	92.4
Other liabilities	63.1	45.4	14.5
Operating lease right-of-use assets and liabilities, net	(71.6)	(22.7)	(74.2)
Net cash provided by operating activities of continuing operations	2,190.7	2,193.3	2,400.8
Cash flows from investing activities:
Capital expenditures	(1,134.0)	(1,300.5)	(1,193.8)
Proceeds from sale of discontinued operations	680.0	—	—
Cash divested from sale of discontinued operations	(246.0)	—	—
Proceeds from insurance recoveries	50.0	50.0	—
Proceeds from (payments for) fixed asset disposition	1.3	1.1	(1.0)
Net cash used in investing activities of continuing operations	(648.7)	(1,249.4)	(1,194.8)
Cash flows from financing activities:
Principal payments for long-term debt	(1,000.0)	—	—
Debt-issuance costs	(3.8)	—	—
Proceeds from commercial paper notes	10,117.2	3,206.1	1,067.9
Repayments of commercial paper notes	(10,117.2)	(3,206.1)	(1,067.9)
Proceeds from stock issued pursuant to stock-based compensation plans	8.2	9.8	10.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(13.3)	(21.1)	(40.0)
Payments for repurchase of stock	(1,548.0)	(400.0)	(500.0)
Net cash used in financing activities	(2,556.9)	(411.3)	(530.0)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	343.3	669.2	283.7
Net cash used in investing activities of discontinued operations	(79.8)	(446.0)	(912.8)
Net cash provided by (used in) discontinued operations	263.5	223.2	(629.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(1.8)	(1.0)
Net change in cash, cash equivalents and restricted cash	(750.5)	754.0	45.9
Cash, cash equivalents and restricted cash at beginning of year	1,511.2	757.2	711.3
Cash, cash equivalents and restricted cash at end of year	$760.7	$1,511.2	$757.2
Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$125.4	$132.8	$131.4
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,301.0	$1,753.5	$1,893.1
Accrued capital expenditures	$45.7	$74.5	$138.8

(1) Supplemental disclosures are inclusive of activity for discontinued operations through the completion of the sale of the Family Dollar business on July 5, 2025.

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
As previously reported, in fiscal 2024 the Company initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. The Company concluded the assets of the Family Dollar business met the criteria for classification as held for sale during the fourth quarter of fiscal 2024. Additionally, the Company determined the ultimate disposal, which took place on July 5, 2025, represented a strategic shift that had a major effect on our operations and financial results. As such, the results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all prior periods presented.
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

Cash and Cash Equivalents
Cash and cash equivalents at January 31, 2026 and February 1, 2025 includes $498.0 million and $1,050.9 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. In accordance with ASC Topic 305 “Cash and Cash Equivalents,” we consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.
Under our cash management system, payments issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within “Accounts payable” in the accompanying Consolidated Balance Sheets. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. The amount of these payments included in “Accounts Payable” as of January 31, 2026 and February 1, 2025 was $142.2 million and $155.5 million, respectively.
The Consolidated Statements of Cash Flows includes the cash flows of continuing and discontinued operations. The following is a reconciliation between “Cash and cash equivalents” and “Restricted cash” of continuing operations presented in the Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows:

(in millions)	January 31, 2026	February 1, 2025
Cash and cash equivalents on the Consolidated Balance Sheets	$717.8	$1,256.5
Restricted cash on the Consolidated Balance Sheets, noncurrent	42.9	75.7
Cash, cash equivalents and restricted cash of discontinued operations included in current assets of discontinued operations on the Consolidated Balance Sheets	—	179.0
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$760.7	$1,511.2
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $190.5 million and $195.3 million at January 31, 2026 and February 1, 2025, respectively.
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
Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment based on our weighted average borrowing rates in place while the projects are in progress. We capitalized $4.2 million, $7.6 million and $5.9 million of interest costs in the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

Insurance Reserves and Restricted Cash
We utilize a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, general liability and auto. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors, historical loss development factors, and other actuarial assumptions. Our self-insurance liabilities associated with workers’ compensation, general liability and auto are recorded within “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets and amounted to $327.2 million and $244.3 million at January 31, 2026 and February 1, 2025, respectively.
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
We also maintain certain cash balances related to our insurance programs which are held in trust and restricted as to withdrawal or use. These amounts are reflected in “Restricted cash” in the accompanying Consolidated Balance Sheets and amounted to $42.9 million and $75.7 million at January 31, 2026 and February 1, 2025, respectively.
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

In fiscal 2025, fiscal 2024 and fiscal 2023, we recorded impairment charges related to continuing operations of $9.0 million, $52.1 million and $10.9 million, respectively, to write down certain assets. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. Of the impairment charges recorded in fiscal 2024, approximately $44.0 million related to capitalized software costs for enterprise merchandising and store system projects that were not fully implemented and were cancelled in connection with the decision to sell the Family Dollar business.
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
There were no impairments of goodwill associated with continuing operations in fiscal 2025, fiscal 2024 and fiscal 2023. Refer to Note 15 for information on goodwill and trade name intangible assets from discontinued operations, including the results of the impairment tests.
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

Advertising Costs
We expense advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations. Advertising costs were $44.4 million, $28.3 million and $26.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Income Taxes
In accordance with ASC Topic 740 “Income Taxes,” income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. Deferred tax assets are reduced by valuation allowances when necessary. Assessing whether deferred tax assets are realizable requires judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made. Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which requires entities to disclose specific categories and greater disaggregation of information in the effective tax rate reconciliation, as well as disaggregated disclosure of income taxes paid, pretax income and income tax expense by jurisdiction. The standard also removes certain disclosure requirements that previously existed under Topic 740. We adopted ASU 2023-09 effective January 31, 2026 on a retrospective basis. Refer to Note 4 for our income tax disclosures.
Recently Issued Accounting Pronouncements
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
Note 3 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 31, 2026 and February 1, 2025 consists of the following:

(in millions)	January 31, 2026	February 1, 2025
Land	$185.0	$162.7
Buildings	1,694.4	1,403.3
Leasehold improvements	3,094.5	2,766.8
Furniture, fixtures and equipment	4,269.5	3,589.1
Construction in progress	564.7	909.7
Total property, plant and equipment	9,808.1	8,831.6
Less: accumulated depreciation	4,848.5	4,332.3
Total property, plant and equipment, net	$4,959.6	$4,499.3
 Depreciation expense was $644.2 million, $524.8 million, and $400.6 million for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

Accrued capital expenditures were $45.7 million, $61.1 million, and $82.2 million at January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Other Current Liabilities
Other current liabilities as of January 31, 2026 and February 1, 2025 consist of the following:

(in millions)	January 31, 2026	February 1, 2025
Taxes (other than income taxes)	$149.6	$120.2
Compensation and benefits	215.9	157.6
Insurance	127.4	99.0
Other	204.8	197.6
Total other current liabilities	$697.7	$574.4
Note 4 - Income Taxes
On July 4, 2025, new federal tax legislation was enacted in the U.S. The most significant impacts to the Company of this legislation are the immediate expensing of domestic research and development expenditures and the permanent reinstatement of bonus depreciation for qualifying properties.
In connection with the sale of Family Dollar, completed on July 5, 2025, the Company expects to realize cash tax benefits from losses on the sale totaling approximately $445.0 million.
Income from continuing operations before income taxes is as follows:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
United States	$1,621.6	$1,361.0	$1,638.9
Foreign	7.9	22.6	23.0
Total	$1,629.5	$1,383.6	$1,661.9
The provision for income taxes consists of the following:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Current taxes:
Federal	$199.8	$238.0	$279.1
State	56.5	53.6	61.9
Foreign	0.5	0.2	—
Total current taxes	256.8	291.8	341.0
Deferred taxes:
Federal	122.4	37.7	38.8
State	23.1	5.8	10.4
Foreign	1.9	5.8	5.9
Total deferred taxes	147.4	49.3	55.1
Provision for income taxes	$404.2	$341.1	$396.1

A reconciliation of the statutory U.S. federal income tax rate and the effective tax rate follows:

	Year Ended
(dollars in millions)	January 31, 2026		February 1, 2025		February 3, 2024
Statutory U.S. federal income tax rate	$342.2	21.0%	$290.6	21.0%	$349.0	21.0%
Domestic Federal:
Cross-border tax laws	1.6	0.1	1.2	0.1	2.1	0.1
Tax credits:
Work Opportunity Tax Credit	(17.0)	(1.0)	(14.5)	(1.0)	(21.0)	(1.3)
Nontaxable and nondeductible items	8.2	0.5	18.6	1.3	14.2	0.9
Other, net	3.8	0.2	(1.6)	(0.1)	(5.4)	(0.4)
Domestic state and local income taxes, net of federal income tax benefit (a)	66.6	4.1	44.7	3.2	56.2	3.4
Foreign tax effects:
Other foreign jurisdictions	0.6	—	1.2	0.1	1.0	0.1
Worldwide changes in unrecognized tax benefits	(1.8)	(0.1)	0.9	0.1	—	—
Effective tax rate	$404.2	24.8%	$341.1	24.7%	$396.1	23.8%

(a) During the year ended January 31, 2026, state taxes in California, Florida, Illinois, Michigan, New Jersey, and New York made up greater than 50 percent of the tax effect in this category. During the year ended February 1, 2025, state taxes in California, Florida, Illinois, Michigan, New Jersey, New York, and Virginia made up greater than 50 percent of the tax effect in this category. During the year ended February 3, 2024, state taxes in California, Illinois, Michigan, New Jersey, New York, and Virginia made up greater than 50 percent of the tax effect in this category.
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
Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liabilities	$1,200.1	$1,841.3
Impairment of assets held for sale	—	870.3
Net operating losses, interest expense and credit carryforwards	250.6	55.4
Accrued expenses	26.2	37.2
Accrued compensation expense	41.9	39.5
State tax election	—	11.8
Other	1.7	3.3
Total deferred tax assets	1,520.5	2,858.8
Valuation allowance	(17.4)	(11.6)
Deferred tax assets, net	1,503.1	2,847.2
Deferred tax liabilities:
Operating lease ROU assets	(1,128.5)	(1,698.8)
Other intangibles	(16.5)	(196.1)
Property and equipment	(443.2)	(623.7)
Prepaids	(48.5)	(46.1)
Inventory	(18.7)	(21.9)
Total deferred tax liabilities	(1,655.4)	(2,586.6)
Deferred income taxes, net	$(152.3)	$260.6
At January 31, 2026, we had deferred taxes related to certain state tax credit carryforwards, net operating loss carryforwards and interest expense carryforwards totaling $121.6 million. Some of these carryforwards will expire, if not utilized, beginning in fiscal 2026 through fiscal 2046. We had deferred taxes related to federal net operating loss and credit carryforwards totaling $129.0 million. The federal loss carryforward is indefinite, but credit carryforwards will expire, if not utilized, beginning in fiscal 2045.
A valuation allowance of $17.4 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Process (“CAP”) for fiscal 2025 and we have been accepted into the program for fiscal 2026. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2022 tax year. The fiscal 2023 tax year is still open. The fiscal 2024 tax year has been examined and closed. Several states completed their examinations during fiscal 2025. In general, fiscal 2022 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2022 for some states.
The balance for unrecognized tax benefits at January 31, 2026 was $29.7 million. The total amount of unrecognized tax benefits at January 31, 2026 that, if recognized, would affect the effective tax rate was $24.3 million (net of the federal tax benefit).

The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	January 31, 2026	February 1, 2025
Beginning Balance	$28.2	$22.0
Additions for tax positions of prior years	1.8	10.2
Additions, based on tax positions related to current year	4.0	4.8
Settlements	(0.1)	(2.3)
Lapses in statutes of limitation	(4.2)	(6.5)
Ending balance	$29.7	$28.2
As of January 31, 2026, we have recorded a liability for potential interest and penalties of $3.6 million.
Cash Taxes Paid
Cash income taxes paid, net of refunds received, consisted of the following:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Federal	$119.0	$140.0	$226.0
State and local	21.7	34.6	44.2
Foreign	0.5	—	—
Total	$141.2	$174.6	$270.2
No state, local or foreign jurisdiction exceeded five percent of total income taxes paid.
Note 5 – Commitments and Contingencies
Purchase Obligations
At January 31, 2026, we have commitments totaling $17.4 million through fiscal 2027 related to ocean shipping contracts and commitments of $242.5 million through fiscal 2034 related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Letters of Credit
We have $85.0 million in trade letters of credit with various financial institutions, under which $2.6 million was committed to these letters of credit issued for routine purchases of imported merchandise at January 31, 2026.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs, as well as U.S. customs compliance. These bonds total $247.5 million and are committed through various dates through fiscal 2027.
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

In the first quarter of fiscal 2025, we received additional insurance proceeds of $70.0 million, including $50.0 million related to damaged property and equipment and $20.0 million related to damaged inventory. We recorded a gain of approximately $62.0 million for the excess of the insurance proceeds received over the losses incurred for the damaged property and equipment and damaged inventory.
The gains recorded in fiscal 2024 and fiscal 2025 are reflected within “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.
Legal Proceedings
We are defendants in ordinary, routine litigation or proceedings incidental to our business, including employment-related matters; infringement of intellectual property rights; personal injury/wrongful death claims; real estate matters; environmental and safety issues; and product safety and product liability matters (including cases arising from talc and acetaminophen products sold by the Company). Legal proceedings may also include class, collective, representative and large cases and arbitrations. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business, financial condition, or liquidity. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which any reserves are established (if ever) or they are resolved.
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
Antidumping and Countervailing Duties
In 2025, the U.S. Department of Commerce (“DOC”) issued separate orders for antidumping (“AD”) and countervailing duties (“CVD”) on imports of paper plates and aluminum pans coming from China. In August 2025, the DOC initiated a circumvention case regarding whether paper plates sourced from Cambodia and Malaysia were circumventing the AD and CVD orders by using parent rolls of paper from China. Similarly, in July 2025, the DOC initiated a circumvention case regarding whether aluminum pans produced in Thailand and Vietnam were circumventing the AD and CVD orders by using parent rolls of aluminum from China. Petitioners in both cases have requested the DOC to apply duties retroactively to imports that occurred prior to the initiation of the circumvention cases. The Company imported both products from impacted countries during the requested retroactive period. Both cases are under review with the DOC and preliminary and final determinations are expected in 2026.
Although the DOC has significant discretion in deciding these cases, based on past precedent of DOC rulings the Company does not believe it is probable that we will incur any losses, which are currently estimated to be as high as approximately $75 million for aluminum pans and $119 million for paper plates.

Note 6 - Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following:

(in millions)	January 31, 2026	February 1, 2025
Short-Term Borrowings:
Unsecured commercial paper notes	$—	$—
$1.5 billion revolving credit facility	—	—
$1.0 billion revolving credit facility	—	—
Total Short-Term Borrowings	$—	$—
Long-Term Debt:
4.00% Senior Notes, due May 2025	$—	$1,000.0
4.20% Senior Notes, due May 2028	1,250.0	1,250.0
2.65% Senior Notes, due December 2031	800.0	800.0
3.375% Senior Notes, due December 2051	400.0	400.0
Debt discount and issuance costs	(18.3)	(18.8)
Total Long-Term Debt	$2,431.7	$3,431.2
Less: Current portion	$—	$1,000.0
Non-current portion of long-term debt	$2,431.7	$2,431.2
Short-Term Borrowings
Commercial Paper Program
In fiscal 2023, the Company established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. On November 10, 2025, the Company increased the size of its commercial paper program to permit the issuance of commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.5 billion. The $2.5 billion maximum is authorized through the maturity date of the Company’s 364-Day Revolving Credit Facility on March 20, 2026 or to the extent of (including maturity and amount) any extension of the 364-Day Facility or any similar replacement financing arrangement, and will return to $1.5 billion thereafter. The net proceeds of note issuances are used for general corporate purposes. The Company’s revolving credit facility, which is discussed below, serves as a liquidity backstop for the repayment of notes outstanding under the program. The notes rank equally with all of our other unsecured and unsubordinated debt.
We issued and repaid $10.1 billion, $3.2 billion and $1.1 billion principal amount of notes in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and incurred interest expense of $15.8 million, $3.9 million and $2.6 million, respectively, related to these notes. At January 31, 2026 and February 1, 2025, no notes were outstanding under the program.
Revolving Credit Facilities
On March 21, 2025, the Company entered into a new revolving credit facility (“Five-Year Credit Facility”), with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility, of which up to $350.0 million is available for letters of credit. The Five-Year Credit Facility matures on March 21, 2030, subject to extensions permitted under the new Credit Agreement (“Credit Agreement”). In connection with entry into this new Five-Year Credit Facility, we terminated all commitments and fulfilled all obligations under our previous credit agreement dated December 8, 2021. As of January 31, 2026, there were no borrowings outstanding under the Five-Year Credit Facility. At January 31, 2026, we had no letters of credit outstanding under the Five-Year Credit Facility. We did not borrow under our previous $1.5 billion Five-year revolving credit facility in fiscal 2024 or fiscal 2023. At February 1, 2025, we had letters of credit outstanding under the previous revolving credit facility of $3.8 million.
Also on March 21, 2025, the Company entered into a 364-Day Revolving Credit Facility, with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.0 billion revolving credit facility. The 364-Day Revolving Credit Facility matures on March 20, 2026. As of January 31, 2026, there were no borrowings outstanding under the 364-Day Revolving Credit Facility.

Borrowings under the Five-Year Credit Facility and the 364-Day Revolving Credit Facility (together, “the credit facilities”) bear interest at the Adjusted Term SOFR Rate (as defined in the underlying credit agreements) plus 1.000%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. At January 31, 2026, the credit facilities bore interest at 4.89%. We pay certain commitment fees in connection with the credit facilities. The credit facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to Secured Overnight Financing Rate (“SOFR”) loans.
The credit facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The credit facilities also contain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. As of January 31, 2026, we were in compliance with all applicable covenants.
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
The senior notes contain covenants that, among other things, limit our ability to incur certain secured debt. As of January 31, 2026, we were in compliance with all applicable covenants.
On May 15, 2025, we leveraged our commercial paper program, in addition to utilizing available cash, to redeem our $1.0 billion principal amount of 4.00% Senior Notes due 2025 (the “4.00% Senior Notes”).
Maturities of long-term debt are as follows (in millions):

Fiscal Year	(in millions)
2026	$—
2027	—
2028	1,250.0
2029	—
2030	—
Thereafter	1,200.0
Total	$2,450.0
Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations, vehicles and trailers, as well as distribution center space and equipment.
The lease cost for operating leases that was recognized in the accompanying Consolidated Statements of Operations was as follows:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Fixed lease cost	$1,131.9	$1,041.6	$948.1
Variable lease cost	367.0	328.9	296.0
Short-term lease cost	11.1	21.5	15.6
Total lease cost*	$1,510.0	$1,392.0	$1,259.7

*Excludes sublease income, which is immaterial

There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases.
As of January 31, 2026, maturities of lease liabilities were as follows:

Fiscal Year	(in millions)
2026	$1,098.9
2027	1,071.1
2028	888.4
2029	715.9
2030	523.3
Thereafter	1,045.2
Total undiscounted lease payments	5,342.8
Less interest	718.9
Present value of lease liabilities	$4,623.9
The future lease payments above exclude $57.4 million of legally binding minimum lease payments for leases signed but not yet commenced as of January 31, 2026.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	January 31, 2026	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)	5.7	5.6	5.4
Weighted-average discount rate	4.9%	4.6%	4.0%

The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,176.9	$1,047.6	$1,038.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,207.0	$1,378.5	$1,113.0
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 2 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Note 15 for further information regarding the impairment charges recorded in fiscal 2025, fiscal 2024 and fiscal 2023.
Our indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 2 under the caption “Goodwill and Nonamortizing Intangible Assets” and Note 15 for further information regarding the process of determining the fair value of these assets and the impairment charges recorded in fiscal 2024 and fiscal 2023, related to our discontinued operations.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Five-Year Credit Facility, our 364-Day Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values. At January 31, 2026, we had no borrowings outstanding under our credit facilities or our commercial paper program.
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	January 31, 2026		February 1, 2025
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$2,241.0	$2,436.3	$3,140.9	$3,433.6
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 9 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares were issued and outstanding at January 31, 2026 and February 1, 2025.
Share Repurchase Programs
We periodically repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. In July 2025, our Board of Directors replenished the Company’s share repurchase authorization to an aggregate amount of $2.5 billion, reflecting the limit previously approved by the Board in September 2021. Under the Board repurchase authorization, we may repurchase our common stock in open market or privately negotiated transactions with financial institutions. The repurchase authorization does not have an expiration date.
We repurchased 17,176,514, 3,283,837 and 3,905,599 shares of common stock on the open market at a cost of $1.6 billion, $403.6 million and $504.3 million, including applicable excise tax, in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Of the shares repurchased during fiscal 2025, $9.0 million settled subsequent to January 31, 2026 and this amount was accrued in the accompanying Consolidated Balance Sheets. As of January 31, 2026, we had $1.8 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to January 31, 2026, we purchased an additional 1,598,978 shares of common stock on the open market at a cost of $192.7 million, as of March 12, 2026.

Note 10 - Stock-Based Compensation Plans
Fixed Stock-Based Compensation Plans
The 2021 Omnibus Incentive Plan (“Omnibus Plan”) permits us to grant up to 6.5 million shares of our common stock to our employees, consultants and directors. The plan permits us to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, service-based restricted stock units (“RSUs”), performance bonuses, performance-based restricted stock units (“PSUs”), non-employee director stock options and other equity-related awards.
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
Total stock-based compensation expense was recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cost of sales	$13.5	$13.9	$11.9
Selling, general and administrative expenses	45.4	93.0	64.4
Income (loss) from discontinued operations, net of tax	8.2	18.0	20.4
Total stock-based compensation expense	$67.1	$124.9	$96.7
Excess tax benefit (deficit) on stock-based compensation recognized in the provision for income taxes	$(5.4)	$(0.9)	$3.9
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

RSUs
The fair value of RSUs is determined based on our closing stock price on the grant date. The following table summarizes the status of RSUs as of January 31, 2026 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	973,133	$136.86
Granted	1,326,234	$76.47
Vested	(520,194)	$134.56
Forfeited	(580,546)	$92.84
Nonvested at January 31, 2026	1,198,627	$92.28
The total fair value of the RSUs vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $70.0 million, $55.3 million and $53.8 million, respectively. The weighted average grant date fair value of the RSUs granted in fiscal 2025, fiscal 2024 and fiscal 2023 was $76.47, $131.89 and $141.70, respectively. As of January 31, 2026, there was $62.0 million of total unrecognized compensation expense related to the outstanding RSUs which is expected to be recognized over a weighted-average period of 1.6 years. During fiscal 2025, certain RSUs including grants made in fiscal 2024 and fiscal 2023 were modified to partially accelerate vesting following the sale of the Family Dollar business for associates conveying with the sale. Any remaining unvested awards from fiscal 2024 and fiscal 2023 grants were forfeited for associates conveying with the sale. The impact of the modifications was immaterial. In addition, all 2025 RSU grants to conveying associates were forfeited.
PSUs
Historically, we have granted PSUs that have a service and performance condition. The fair value of these awards is determined based on our closing stock price on the grant date. In fiscal 2023, we began to grant PSUs that cliff vest at the end of three years and that contain a market condition modifier, in addition to having a service and performance condition. The market condition modifier can adjust the number of shares that vest under the award based on a comparison of our total shareholder return to that of a designated peer group over the performance period.
The fair value of these awards incorporating the market condition was estimated on the grant date using a Monte Carlo simulation model with the following weighted average assumptions:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Expected term (in years)	2.8	2.8	2.8
Expected stock price volatility	42.1%	34.7%	34.5%
Dividend yield	—%	—%	—%
Risk-free interest rate	3.82%	4.49%	3.82%
The expected stock price volatility is based on the historical and implied volatility of our common stock over a period matching the expected term of the awards granted. The dividend yield reflects that we have never paid cash dividends. The risk-free interest rate represents the yield curve in effect at the time of grant for U.S. Treasury securities with maturities that approximate the expected term of the awards.
The following table summarizes the status of PSUs as of January 31, 2026 and changes during the year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2025	217,116	$128.95
Granted	257,948	$78.85
Vested	(68,207)	$111.04
Forfeited	(98,541)	$102.12
Nonvested at January 31, 2026	308,316	$98.12

The total fair value of the PSUs vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $7.6 million, $9.1 million and $8.7 million, respectively. The weighted average grant date fair value of the PSUs granted in fiscal 2025, fiscal 2024 and fiscal 2023 was $78.85, $114.98 and $129.24, respectively. As of January 31, 2026, there was $10.4 million of total unrecognized compensation expense related to these PSUs which is expected to be recognized over a weighted-average period of 1.4 years. We assess the probability of the achievement of the remaining performance targets at the end of each reporting period and based on that assessment, cumulative adjustments may be recorded in future periods. During fiscal 2025, certain PSUs including grants made in fiscal 2024 and fiscal 2023 were modified to adjust performance targets following the sale of the Family Dollar business. The impact of the modifications was immaterial.
Stock Options
Historically, we have not used stock options broadly as part of our compensation strategy. In fiscal 2024 and fiscal 2023, we issued stock options to certain key executives. These awards have a ten-year term and vest in equal installments on each of the first three anniversaries of the grant date, subject to the employees’ continued employment with the company through each vesting date. Stock options granted in fiscal 2024 and fiscal 2023 had a fair value of $5.6 million and $4.9 million, respectively.
In addition, in fiscal 2022, we granted a one-time award of options to purchase 2,252,587 shares of our common stock at a fair value of $135.6 million to the then Executive Chairman of the Board, who was also appointed Chief Executive Officer of the company effective January 29, 2023. The grant of options was subject to the terms and conditions of a five-year Executive Agreement. The option award has a ten-year term and was scheduled to vest in equal installments on each of the first five anniversaries of the grant date, subject to the Executive Chairman’s continued employment with the company through each vesting date. In the fourth quarter of fiscal 2024, the Executive Chairman and Chief Executive Officer resigned from the Company. As a result, $27.1 million of expense was recognized in the fourth quarter of fiscal 2024 related to the accelerated vesting of an additional number of options pursuant to the terms of the Executive Agreement. Vested portions of the award remain exercisable through the original ten-year term.
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period.
The weighted average assumptions used in the Black-Scholes option pricing model for the executive stock options granted in fiscal 2024 and fiscal 2023 are as follows:

	Fiscal 2024	Fiscal 2023
Expected term (in years)	6.0	6.0
Expected stock price volatility	37.1%	36.3%
Dividend yield	—%	—%
Risk-free interest rate	4.36%	3.81%
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

The following tables summarize information about options outstanding at January 31, 2026 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 1, 2025	1,800,025	$154.49
Exercised	(7,652)	107.11
Forfeited	(19,819)	133.22
Outstanding at January 31, 2026	1,772,554	$154.96	6.2	$0.8
Exercisable at January 31, 2026	1,715,205	$155.95	6.1	$0.4
The intrinsic value of options exercised was $0.1 million in fiscal 2025 and was less than $0.1 million in both fiscal 2024 and fiscal 2023. As of January 31, 2026, there was $1.2 million of total unrecognized compensation expense related to these options which is expected to be recognized over a weighted-average period of 0.8 years.
Note 11 – Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Year Ended
(in millions, except per share data)	January 31, 2026	February 1, 2025	February 3, 2024
Numerator:
Income from continuing operations	$1,225.3	$1,042.5	$1,265.8
Income (loss) from discontinued operations, net of tax	57.2	(4,072.6)	(2,264.2)
Net income (loss)	$1,282.5	$(3,030.1)	$(998.4)

Denominator:
Weighted average number of shares outstanding	205.8	215.7	219.5
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.5	0.2	0.4
Weighted average number of shares and dilutive potential shares outstanding	206.3	215.9	219.9

Basic earnings (loss) per share of common stock:
Continuing operations	$5.95	$4.83	$5.77
Discontinued operations	0.28	(18.88)	(10.32)
Total basic earnings (loss) per share of common stock	$6.23	$(14.05)	$(4.55)

Diluted earnings (loss) per share of common stock:
Continuing operations	$5.94	$4.83	$5.76
Discontinued operations	0.28	(18.86)	(10.30)
Total diluted earnings (loss) per share of common stock	$6.22	$(14.03)	$(4.54)
For the years ended January 31, 2026, February 1, 2025 and February 3, 2024, share-based awards of 2.0 million shares, 3.1 million shares and 2.4 million shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

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
Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cost of sales	$5.9	$6.0	$5.7
Selling, general and administrative expenses	17.9	18.0	15.9
Income (loss) from discontinued operations, net of tax	5.7	14.4	14.3
Total retirement plan contributions	$29.5	$38.4	$35.9
All eligible employees are immediately vested in any company match contributions under the 401(k) plan.
Note 13 – Segments and Disaggregated Revenue
As previously disclosed, effective as of the fourth quarter of fiscal 2024, the Company no longer reports the Family Dollar segment; it now reports its financial performance based on the Dollar Tree segment and corporate, support and other. The Dollar Tree segment is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Dollar Tree stores serve customers with a broad range of income levels principally in suburban locations. The Dollar Tree segment includes our operations under the Dollar Tree and Dollar Tree Canada brands, 16 distribution centers in the United States and two distribution centers in Canada. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these results are excluded from the Dollar Tree segment.
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
The accounting policies of the Dollar Tree segment are the same as those described in Note 2. We may revise the measurement of the Dollar Tree segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of the Dollar Tree segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other includes costs that were previously incurred in support of the Family Dollar segment but are not directly attributable to it and thus were not recorded in discontinued operations.

Information for the Dollar Tree segment, as well as for corporate, support and other, including the reconciliation to income from continuing operations before income taxes, is as follows:

(in millions)	Dollar Tree Segment	Corporate, Support and Other	Total
Year Ended January 31, 2026
Net sales	$19,395.7	$—	$19,395.7
Cost of sales	12,345.0	—	12,345.0
Gross Profit	7,050.7	—	7,050.7
Other revenue	—	16.1	16.1
Selling, general and administrative expenses	4,877.8	590.8	5,468.6
Transition services agreement income, net	—	54.9	54.9
Operating income (loss)	2,172.9	(519.8)	1,653.1
Interest expense, net			85.5
Other (income) expense, net			(61.9)
Income from continuing operations before income taxes			$1,629.5
Depreciation and amortization expense	$609.9	$38.2	$648.1

Year Ended February 1, 2025
Net sales	$17,565.8	$—	$17,565.8
Cost of sales	11,284.1	—	11,284.1
Gross Profit	6,281.7	—	6,281.7
Other revenue	0.1	12.6	12.7
Selling, general and administrative expenses	4,193.2	639.2	4,832.4
Operating income (loss)	2,088.6	(626.6)	1,462.0
Interest expense, net			107.5
Other income, net			(29.1)
Income from continuing operations before income taxes			$1,383.6
Depreciation and amortization expense	$488.9	$38.0	$526.9

Year Ended February 3, 2024
Net sales	$16,770.3	$—	$16,770.3
Cost of sales	10,761.4	—	10,761.4
Gross Profit	6,008.9	—	6,008.9
Other revenue	—	10.8	10.8
Selling, general and administrative expenses	3,730.3	514.9	4,245.2
Operating income (loss)	2,278.6	(504.1)	1,774.5
Interest expense, net			112.5
Other expense, net			0.1
Income from continuing operations before income taxes			$1,661.9
Depreciation and amortization expense	$370.1	$30.4	$400.5
Capital expenditures made by the Dollar Tree segment were $1.1 billion, $1.3 billion and $1.1 billion, for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our Dollar Tree segment:

	Year Ended
(in millions)	January 31, 2026		February 1, 2025		February 3, 2024
Consumable	$9,425.9	48.6%	$8,575.3	48.8%	$7,915.6	47.2%
Variety	8,860.5	45.7%	7,944.0	45.2%	7,781.4	46.4%
Seasonal	1,109.3	5.7%	1,046.5	6.0%	1,073.3	6.4%
Total Dollar Tree segment net sales	$19,395.7	100.0%	$17,565.8	100.0%	$16,770.3	100.0%
Note 14 – Supply Chain Finance Program
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
As of January 31, 2026 and February 1, 2025, our outstanding payment obligations under this program were $305.1 million and $346.5 million, respectively.
The change in our outstanding payment obligations under the supply chain finance program is as follows:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025
Obligations outstanding at the beginning of the year	$346.5	$10.0
Obligations confirmed during the period	1,369.6	1,063.7
Obligations settled during the period	(1,411.0)	(727.2)
Obligations outstanding at the end of the year	$305.1	$346.5
Note 15 – Discontinued Operations
On July 5, 2025, we completed our previously announced sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. For the year ended January 31, 2026, we recorded $54.9 million of net income from transition services between the two companies. In addition, the Company is guaranteeing lease obligations for 114 Family Dollar stores amounting to approximately $86.0 million for the first year following the date of sale, which represents the full lease obligations on these stores. The amount guaranteed in the second and third year following the date of sale is $20.0 million and $10.0 million, respectively. The fair value of the lease guarantee is immaterial.
The results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all prior periods presented.
Refer to Note 2 under the caption “Assets Held for Sale and Discontinued Operations” for additional details on accounting criteria for held for sale and discontinued operations treatment.
Financial Information of Discontinued Operations
“Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations reflects the after-tax results of the Family Dollar business and does not include any allocation of general corporate overhead expense or interest expense of the Company.

The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

	Year Ended
(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$5,625.5	$13,252.1	$13,811.3
Other revenue	4.5	15.0	11.4
Total revenue	5,630.0	13,267.1	13,822.7
Cost of sales	3,931.6	9,894.5	10,510.6
Selling, general and administrative expenses, excluding Goodwill impairment	1,218.4	4,706.9	4,899.4
Goodwill impairment	—	490.5	1,069.0
Selling, general and administrative expenses	1,218.4	5,197.4	5,968.4
Operating income (loss)	480.0	(1,824.8)	(2,656.3)
Interest income	2.7	5.5	5.7
Loss on held for sale and disposal of discontinued operations	407.7	3,438.8	—
Income (loss) from discontinued operations before income taxes	75.0	(5,258.1)	(2,650.6)
Provision for income taxes	17.8	(1,185.5)	(386.4)
Income (loss) from discontinued operations, net of tax	$57.2	$(4,072.6)	$(2,264.2)
Depreciation expense related to discontinued operations was $430.6 million and $418.5 million for the years ended February 1, 2025 and February 3, 2024, respectively. The Company ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily included right-of-use assets and property and equipment, during the fourth quarter of fiscal 2024.
The following table summarizes the Family Dollar business assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets:

(in millions)	January 31, 2026	February 1, 2025
ASSETS
Cash and cash equivalents	$—	$179.0
Merchandise inventories	—	2,456.4
Other current assets	—	200.9
Property, plant and equipment, net	—	2,268.0
Operating lease right-of-use assets	—	2,580.6
Goodwill	—	—
Trade name intangible asset	—	750.0
Other assets	—	12.8
Valuation allowance to adjust assets to estimated fair value, less costs of disposal	—	(3,438.8)
Total assets of discontinued operations	$—	$5,008.9
LIABILITIES
Current portion of operating lease liabilities	$—	$598.5
Accounts payable	—	977.5
Other current liabilities	—	378.6
Operating lease liabilities, long-term	—	2,134.5
Other liabilities	—	135.8
Total liabilities of discontinued operations	$—	$4,224.9
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of February 1, 2025, we determined that the fair value of the Family Dollar business, including costs to sell was lower than its carrying value and we recorded a $3,438.8 million valuation allowance against the assets held for sale. The fair value of the Family Dollar business in fiscal 2024 was estimated using the expected sale price as negotiated with the third party buyer. In fiscal 2025, prior to the closing of the sale, certain assets and liabilities of the Family Dollar business were moved out of held for sale as they were retained by Dollar Tree. The assets and liabilities included 57 combo stores that were converted to Dollar Tree stores, and were reclassified as held and used at their fair value, which resulted in a $71.4 million reduction to the valuation allowance. An additional loss on disposal of $407.7 million was recorded in fiscal 2025. The valuation allowance was recorded within “Loss on held for sale and disposal of discontinued operations” in the summarized results of operations of discontinued operations for the years ended January 31, 2026 and February 1, 2025.
Capital expenditures related to discontinued operations were $77.8 million, $439.4 million, and $907.5 million for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Impairments
Impairment of Long-Lived Assets
In fiscal 2024 and fiscal 2023, we recorded impairment charges related to discontinued operations of $80.2 million and $500.6 million, respectively, to write down certain assets. These impairment charges are recorded as a component of “Selling, general and administrative expenses” in the results of discontinued operations above.
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
Trade Name and Goodwill Impairment
In connection with our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of fiscal 2024, and as a result of the decisions made to sell the Family Dollar business, we determined it was more likely than not that an impairment loss had been incurred with respect to the Family Dollar goodwill and trade name, and proceeded to perform a quantitative impairment test of both assets. We estimated, with the assistance of a third party specialist, the fair value of the Family Dollar trade name based on an income approach using the relief-from-royalty method. The significant estimates used in the relief-from-royalty method, which are level 3 inputs, include estimates of future growth and revenue, a company-specific royalty rate, our weighted average cost of capital adjusted by a company-specific risk premium and trade name premium. The valuation date for the Family Dollar trade name was November 30, 2024. The results of the impairment test showed that the carrying value of the Family Dollar trade name exceeded its estimated fair value resulting in the recognition of a $1,400.0 million impairment charge in the fourth quarter of fiscal 2024, which is recorded as a component of “Selling, general and administrative expenses” in the results of discontinued operations above.
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
We have recorded cumulative goodwill impairment charges totaling $4,599.5 million, all of which related to the Family Dollar reporting unit and were recorded during the fourth quarters of fiscal 2024 ($490.5 million), fiscal 2023 ($1,069.0 million), fiscal 2019 ($313.0 million), and fiscal 2018 ($2,727.0 million).
Note 16 – Subsequent Events
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court decision, the United States announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts, effective February 24, 2026 for a period of 150 days. There remains substantial uncertainty as of the filing date regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
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
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of January 31, 2026, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.
Changes in Internal Controls
In fiscal 2024, we began a phased implementation of a new warehouse management system which we expect to complete over the next several years. As of January 31, 2026, we have converted four distribution centers to the new system. We have made changes to our internal control over financial reporting to align with the functionality and updated processes associated with the new system.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Virginia Beach, Virginia
March 16, 2026

Item 9B. Other Information
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the fiscal quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2026 Annual Meeting (“Proxy Statement”), under the captions “Biographies of Director Nominees” and “Information about our Executive Officers.”
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
The Company maintains an Insider Trading Policy that governs the purchase, sale and/or other transactions in our securities by our directors, officers and all other employees and the Company itself. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
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
The following table summarizes information regarding shares issuable as of January 31, 2026, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 10 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,687,909	$128.82	5,504,380
Plans not approved by security holders[2]	1,634,544	$157.17	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of January 31, 2026.
(b)Not included in the calculation of weighted-average exercise price are (i) 1,491,749 restricted stock units and (ii) 58,150 director deferred shares.

(c)The 5,504,380 shares remaining available for future issuance under our equity-based plans approved by security holders includes 2,536,151 shares remaining under our 2021 Omnibus Incentive Plan and 2,968,229 shares remaining under our 2025 Employee Stock Purchase Plan.
1Equity-based plans approved by our shareholders include: the 2025 Employee Stock Purchase Plan and the 2021 Omnibus Incentive Plan, both of which replaced predecessor plans. Effective June 30, 2023, the 2013 Director Deferred Compensation Plan expired. All amounts deferred by directors under the plan on or before June 30, 2023 continue to be administered in accordance with the terms of the plan and applicable deferral elections. Effective July 1, 2023, our directors are permitted to defer all or a portion of fees earned for their service as a director under our Non-Employee Director Deferred Compensation Program, which operates in conjunction with, and under the authority of, the 2021 Omnibus Incentive Plan.
2In March 2022, a one-time award of options to purchase 2,252,587 shares of company common stock was granted to Richard W. Dreiling, who was the Executive Chairman of the Board at the time of the grant. The grant was an employment inducement grant within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. Mr. Dreiling was subsequently appointed Chief Executive Officer of the company in January 2023. In November 2024, Mr. Dreiling resigned from the Company at which point certain remaining unvested portions of the award were forfeited. At January 31, 2026, 1,634,544 of these options remained outstanding.
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
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated March 25, 2025, by and between Dollar Tree, Inc. and 1959 Holdings, LLC (Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.)	8-K	2.1	3/28/2025
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective June 19, 2025	8-K	3.1	6/20/2025
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1	Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.2.3		Second Supplemental Indenture, dated as of December 1, 2021, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	12/1/2021
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	3/10/2023
10.1	*	Terms of director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	5/7/2024
10.2	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan, effective for the fiscal year ending January 29, 2022 and thereafter	10-Q	10.1	5/27/2021
10.3.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.3.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.3.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.4	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.5.1	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.5.2	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.6	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.7	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
10.8	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.9	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.10	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.11.1	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.11.2	*	2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
10.11.3	*	Amendment to the Dollar Tree, Inc. 2013 Director Deferred Compensation Plan, effective March 8, 2023	10-K	10.12.3	3/10/2023
10.12	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.13.1	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.13.2	*	First Amendment to the Dollar Tree, Inc. 2021 Omnibus Incentive Plan, effective November 29, 2022	10-K	10.15.2	3/10/2023
10.14	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	6/11/2021
10.15	*	Form of Long-Term Performance Plan Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.3	6/11/2021
10.16	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan	8-K	10.4	6/11/2021
10.17	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan	8-K	10.5	6/11/2021
10.18	*	Form of Indemnification Agreement for Directors and Executive Officers	8-K	10.1	3/7/2022

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.19		Stewardship Framework Agreement, by and between Dollar Tree, Inc. and MR Cobalt Advisor LLC, on behalf of itself and its affiliates and associates, dated March 8, 2022	8-K	10.1	3/8/2022
10.20.1	*	Executive Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	8-K	10.1	3/21/2022
10.20.2	*	Amendment to Executive Agreement, dated January 25, 2023, by the company and Richard W. Dreiling	8-K/A	10.1	1/27/2023
10.21	*	Nonstatutory Stock Option Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc.	8-K	10.2	3/21/2022
10.22	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.1	5/25/2023
10.23	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.2	5/25/2023
10.24	*	Form of Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.3	5/25/2023
10.25	*	Non-Employee Director Deferred Compensation Program, effective July 1, 2023	10-Q	10.1	8/24/2023
10.26		Form of Commercial Paper Dealer Agreement between Dollar Tree, Inc., as issuer, and the applicable Dealer party thereto	8-K	10.1	7/7/2023
10.27		Plea Agreement, dated February 26, 2024. *Schedules and other similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby agree to furnish a copy of any omitted schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.	8-K	10.1	2/26/2024
10.28	*	Letter Agreement, dated May 9, 2024, by and between Dollar Tree, Inc. and Richard McNeely	8-K	10.1	5/10/2024
10.29	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K).	8-K	10.1	11/15/2024
10.30	*	Executive Agreement with Michael C. Creedon, Jr. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K).	8-K	10.1	1/21/2025
10.31		Credit Agreement, dated as of March 21, 2025, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	10-Q	10.1	6/4/2025
10.32		364-Day Revolving Credit Agreement, dated as of March 21, 2025, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	10-Q	10.2	6/4/2025
10.33	*	Dollar Tree, Inc. 2025 Employee Stock Purchase Plan, effective September 1, 2025	S-8	4.3	7/31/2025
19.1		Dollar Tree, Inc. Insider Trading Policy	10-K	19.1	3/26/2025
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (included on the signature page hereto)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1		Dollar Tree, Inc. Clawback Policy	10-K	97.1	3/20/2024

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from our Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from our Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.
(Registrant)

March 16, 2026	By: /s/ Michael C. Creedon Jr.
Date	Michael C. Creedon Jr.
Chief Executive Officer
(Principal Executive Officer)

March 16, 2026	By: /s/ Stewart Glendinning
Date	Stewart Glendinning
Chief Financial Officer
(Principal Financial Officer)

March 16, 2026	By: /s/ Aditya Maheshwari
Date	Aditya Maheshwari
Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Aditya Maheshwari and John S. Mitchell, Jr., and both of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Michael C. Creedon Jr.	Chief Executive Officer and Director	March 16, 2026
Michael C. Creedon Jr.	(Principal Executive Officer)	Date

/s/ Edward J. Kelly, III	Chairman of the Board	March 16, 2026
Edward J. Kelly, III		Date

/s/ Paul C. Hilal	Vice Chairman	March 16, 2026
Paul C. Hilal		Date

/s/ William W. Douglas, III	Director	March 16, 2026
William W. Douglas, III		Date

/s/ Cheryl W. Grisé	Director	March 16, 2026
Cheryl W. Grisé		Date

/s/ Daniel J. Heinrich	Director	March 16, 2026
Daniel J. Heinrich		Date

/s/ Timothy A. Johnson	Director	March 16, 2026
Timothy A. Johnson		Date

/s/ Jeffrey G. Naylor	Director	March 16, 2026
Jeffrey G. Naylor		Date

/s/ Diane E. Randolph	Director	March 16, 2026
Diane E. Randolph		Date

/s/ Bertram L. Scott	Director	March 16, 2026
Bertram L. Scott		Date

/s/ Stephanie P. Stahl	Director	March 16, 2026
Stephanie P. Stahl		Date