Form 10-Q
period 2026-05-02
DOLLAR TREE, INC.
filed 2026-05-28
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
As of May 26, 2026, there were 192,174,588 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
(in millions, except per share data)	May 2, 2026	May 3, 2025
Net sales	$4,970.5	$4,636.5
Other revenue	5.3	3.2
Total revenue	4,975.8	4,639.7
Cost of sales	3,141.0	2,987.0
Selling, general and administrative expenses	1,382.6	1,268.6
Transition services agreement income, net	21.1	—
Operating income	473.3	384.1
Interest expense, net	16.3	22.7
Other income, net	5.4	61.7
Income from continuing operations before income taxes	462.4	423.1
Provision for income taxes	115.1	109.6
Income from continuing operations	347.3	313.5
Income from discontinued operations, net of tax	—	29.9
Net income	$347.3	$343.4

Basic earnings per share of common stock:
Continuing operations	$1.76	$1.47
Discontinued operations	—	0.14
Total basic earnings per share of common stock	$1.76	$1.61

Diluted earnings per share of common stock:
Continuing operations	$1.76	$1.47
Discontinued operations	—	0.14
Total diluted earnings per share of common stock	$1.76	$1.61

Weighted average common shares outstanding:
Basic	196.8	213.6
Diluted	197.4	213.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(in millions)	May 2, 2026	May 3, 2025
Net income	$347.3	$343.4

Foreign currency translation adjustments	(0.8)	5.6

Total comprehensive income	$346.5	$349.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,007.3	$717.8	$1,007.4
Merchandise inventories	2,470.8	2,495.4	2,704.0
Other current assets	220.3	233.0	179.8
Current assets of discontinued operations	—	—	4,705.5
Total current assets	3,698.4	3,446.2	8,596.7
Restricted cash	43.4	42.9	76.7
Property, plant and equipment, net of accumulated depreciation of $5,003.5, $4,848.5 and $4,483.9, respectively	5,028.1	4,959.6	4,587.9
Operating lease right-of-use assets	4,478.2	4,435.1	4,205.6
Goodwill	423.0	423.2	422.6
Deferred income taxes, net	1.7	1.0	268.7
Other assets	151.0	158.2	133.0
Total assets	$13,823.8	$13,466.2	$18,291.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,000.0
Current portion of operating lease liabilities	1,005.2	1,000.2	971.3
Accounts payable	1,563.8	1,530.7	1,572.0
Income taxes payable	—	—	239.9
Other current liabilities	615.4	697.7	549.9
Current liabilities of discontinued operations	—	—	3,903.7
Total current liabilities	3,184.4	3,228.6	8,236.8
Long-term debt, net, excluding current portion	2,932.6	2,431.7	2,428.8
Operating lease liabilities, long-term	3,655.5	3,623.7	3,507.3
Deferred income taxes, net	264.3	153.3	—
Income taxes payable, long-term	27.5	29.7	27.3
Other liabilities	252.5	244.3	186.2
Total liabilities	10,316.8	9,711.3	14,386.4
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 193,393,380, 198,505,205 and 210,151,340 shares issued and outstanding, respectively	1.9	2.0	2.1
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(51.5)	(50.7)	(53.6)
Retained earnings	3,556.6	3,803.6	3,956.3
Total shareholders’ equity	3,507.0	3,754.9	3,904.8
Total liabilities and shareholders’ equity	$13,823.8	$13,466.2	$18,291.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 2, 2026
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 31, 2026	198.4	$2.0	$—	$(50.7)	$3,803.6	$3,754.9
Net income	—	—	—	—	347.3	347.3
Total other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.4	—	—	2.4
Stock-based compensation, net	0.3	—	3.6	—	—	3.6
Repurchase of stock	(5.5)	(0.1)	(0.4)	—	(594.3)	(594.8)
Excise tax on repurchases of stock	—	—	(5.6)	—	—	(5.6)
Balance at May 2, 2026	193.2	$1.9	$—	$(51.5)	$3,556.6	$3,507.0

	13 Weeks Ended May 3, 2025
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2025	215.1	$2.2	$92.9	$(59.2)	$3,941.5	$3,977.4
Net income	—	—	—	—	343.4	343.4
Total other comprehensive income	—	—	—	5.6	—	5.6
Issuance of stock under Employee Stock Purchase Plan	—	—	2.8	—	—	2.8
Stock-based compensation, net	0.3	—	12.4	—	—	12.4
Repurchase of stock	(5.9)	(0.1)	(104.0)	—	(328.6)	(432.7)
Excise tax on repurchases of stock	—	—	(4.1)	—	—	(4.1)
Balance at May 3, 2025	209.5	$2.1	$—	$(53.6)	$3,956.3	$3,904.8

    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(in millions)	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$347.3	$343.4
Income from discontinued operations, net of tax	—	29.9
Income from continuing operations	$347.3	$313.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	177.0	151.1
Provision for deferred income taxes	110.4	14.1
Stock-based compensation expense	21.1	17.2
Impairments	0.4	0.1
Gain on insurance proceeds related to fixed assets	—	(41.0)
Other non-cash adjustments to income from continuing operations	12.4	3.1
Changes in operating assets and liabilities:
Merchandise inventories	24.1	(27.6)
Income taxes receivable	5.5	—
Other current assets	7.2	(18.6)
Other assets	(2.5)	0.7
Accounts payable	33.4	(135.9)
Income taxes payable	—	92.5
Other current liabilities	(91.9)	(13.0)
Other liabilities	5.9	2.6
Operating lease right-of-use assets and liabilities, net	(6.3)	19.7
Net cash provided by operating activities of continuing operations	644.0	378.5
Cash flows from investing activities:
Capital expenditures	(252.5)	(248.8)
Proceeds from insurance recoveries	—	50.0
Payments for fixed asset disposition	(0.4)	(0.1)
Net cash used in investing activities of continuing operations	(252.9)	(198.9)
Cash flows from financing activities:
Proceeds from long-term debt	500.0	—
Debt-issuance costs	—	(3.8)
Proceeds from stock issued pursuant to stock-based compensation plans	2.4	2.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(17.5)	(10.7)
Payments for repurchase of stock	(585.8)	(427.7)
Net cash used in financing activities	(100.9)	(439.4)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	104.5
Net cash used in investing activities of discontinued operations	—	(45.4)
Net cash provided by discontinued operations	—	59.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	0.7
Net change in cash, cash equivalents and restricted cash	290.0	(200.0)
Cash, cash equivalents and restricted cash at beginning of period	760.7	1,511.2
Cash, cash equivalents and restricted cash at end of period	$1,050.7	$1,311.2
Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$2.9	$0.4
Income taxes	$1.0	$4.3
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$283.0	$293.6
Accrued capital expenditures	$40.7	$48.8
(1) Supplemental disclosures are inclusive of activity for discontinued operations for the 13 weeks ended May 3, 2025.
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Basis of Presentation
Dollar Tree, Inc. (“we,” “our,” “us,” or “the Company”) is a leading operator of discount retail stores in the United States and Canada.
The accompanying unaudited condensed consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2026. The results of operations for the 13 weeks ended May 2, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2027.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of May 2, 2026 and May 3, 2025 and the results of our operations and cash flows for the periods presented. The January 31, 2026 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars. Continuing operations consists of the operations of our Dollar Tree and Dollar Tree Canada brands, as well as our Summit Pointe property in Chesapeake, Virginia.
On July 5, 2025, we completed our sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for the prior year comparable period. The assets and liabilities of Family Dollar are reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for the prior year comparable period.
Unless otherwise noted, all amounts and disclosures included in these Notes to Unaudited Condensed Consolidated Financial Statements reflect only our continuing operations. Refer to Note 10 for additional details on discontinued operations.
Note 2 - Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective on a prospective basis for annual periods beginning in fiscal 2027 and for interim periods beginning in fiscal 2028, with retrospective application permitted. We are currently evaluating the impact of this standard to our consolidated financial statements.
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

Note 3 - Contingencies
As previously reported, in the first quarter of fiscal 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. In connection with this, in the first quarter of fiscal 2026, we received additional insurance proceeds of $5.2 million related to damaged inventory which was recorded as a gain. In the first quarter of fiscal 2025, as previously reported, we received insurance proceeds of $70.0 million, including $50.0 million related to damaged property and equipment and $20.0 million related to damaged inventory. We recorded a gain of approximately $62.0 million for the excess of the insurance proceeds received over the losses incurred for the damaged property and equipment and damaged inventory.
The gains recorded in fiscal 2026 and fiscal 2025 are reflected within “Other income, net” in the accompanying unaudited Condensed Consolidated Income Statements.
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
Antidumping and Countervailing Duties
In 2025, the U.S. Department of Commerce (“DOC”) issued separate orders for antidumping (“AD”) and countervailing duties (“CVD”) on imports of paper plates and aluminum pans coming from China. In August 2025, the DOC initiated a circumvention case regarding whether paper plates sourced from Cambodia and Malaysia were circumventing the AD and CVD orders by using parent rolls of paper from China. Similarly, in July 2025, the DOC initiated a circumvention case regarding whether aluminum pans produced in Thailand and Vietnam were circumventing the AD and CVD orders by using parent rolls of aluminum from China. In addition to DOC’s assessment of duties on product imported after case initiation, petitioners in both cases have requested the DOC to apply duties retroactively to imports that occurred prior to the initiation of the circumvention cases. The Company imported both products from impacted countries during the requested retroactive period and after initiation of the cases.
In April 2026, the DOC issued a preliminary determination in the aluminum pan case, affirming retroactive application, with a final determination scheduled for July 2026. Subsequent to May 2, 2026, the Company filed a brief and requested a hearing with the DOC prior to the final determination. The preliminary and final determinations in the paper plate case are expected later in 2026.
Although the DOC has significant discretion in deciding these cases, based on past precedent of DOC rulings, the Company does not believe it is probable that we will incur losses with respect to retroactive duties. Total exposure in these cases is currently estimated to be as high as approximately $56 million for aluminum pans and $53 million for paper plates, as of May 26, 2026.

Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. The ruling did not address potential refunds; however, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, the CBP launched a process for submitting IEEPA refund claims. The Company submitted refund claims in April 2026 and will record these refunds as and when the amounts are collected. Subsequent to May 2, 2026, the Company began receiving refunds for IEEPA tariffs previously paid, totaling approximately $110 million through May 26, 2026, including $6 million of interest.
Note 4 - Short-Term Borrowings and Long-Term Debt
Long-Term Debt
On March 19, 2026, the Company entered into a credit agreement (the “Term Loan Credit Agreement”), with Bank of America, N.A., as agent, and the banks, financial institutions and other institutional lenders from time to time party thereto, providing for a $500.0 million term loan (the “Term Loan”). The Term Loan matures on March 19, 2029.
The Term Loan bears interest at an initial interest rate equal to the Term Secured Overnight Financing Rate (“SOFR”), as defined in the Term Loan Credit Agreement, plus 1.00%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. The Term Loan Credit Agreement allows voluntary repayment of the Term Loan at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. There is no required amortization under the Term Loan.
The Term Loan contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The Term Loan also contains financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The Term Loan Credit Agreement provides for certain events of default which, if any of them occur, would permit or require the Term Loan to be declared due and payable and the commitments thereunder to be terminated. As of May 2, 2026, we were in compliance with all applicable covenants.
Termination of the Existing Credit Agreement
Upon entering into the Term Loan Credit Agreement discussed above, and the expiry of the Company’s existing $1.0 billion 364-Day revolving credit agreement, dated as of March 21, 2025, as amended, restated, supplemented or otherwise modified from time to time (the “364-Day Revolving Credit Facility”) on March 20, 2026, all commitments under the 364-Day Revolving Credit Facility have been terminated and all obligations have been fulfilled.
Short-Term Borrowings
In connection with the maturity of the 364-Day Revolving Credit Facility on March 20, 2026, the Company decreased the size of its commercial paper program, with the issuance of commercial paper notes limited to a maximum aggregate amount outstanding at any time of $1.5 billion, compared to the previous maximum permitted of $2.5 billion. The Company’s $1.5 billion revolving credit facility (the “Five-Year Credit Facility”) serves as a liquidity backstop for the repayment of notes outstanding under the commercial paper program.
There were no short-term borrowings outstanding at May 2, 2026, January 31, 2026 and May 3, 2025.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 weeks ended May 2, 2026 or May 3, 2025.

Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Five-Year Credit Facility and borrowings under our commercial paper program approximate their fair values. At May 2, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program.
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	May 2, 2026		January 31, 2026		May 3, 2025
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$2,218.4	$2,436.9	$2,241.0	$2,436.3	$3,147.6	$3,434.5
Level 2
Term Loan	$498.4	$500.0	$—	$—	$—	$—
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of our Term Loan was determined using market-based inputs for comparable corporate loans within the same industry, credit quality and currency, resulting in a Level 2 classification.
Note 6 - Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	13 Weeks Ended
(in millions, except per share data)	May 2, 2026	May 3, 2025
Numerator:
Income from continuing operations	$347.3	$313.5
Income from discontinued operations, net of tax	—	29.9
Net income	$347.3	$343.4

Denominator:
Weighted average number of shares outstanding	196.8	213.6
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.6	0.3
Weighted average number of shares and dilutive potential shares outstanding	197.4	213.9

Basic earnings per share of common stock:
Continuing operations	$1.76	$1.47
Discontinued operations	—	0.14
Total basic earnings per share of common stock	$1.76	$1.61

Diluted earnings per share of common stock:
Continuing operations	$1.76	$1.47
Discontinued operations	—	0.14
Total diluted earnings per share of common stock	$1.76	$1.61
Share-based awards of 2.3 million shares and 2.6 million shares were excluded from the calculation of diluted net income per share for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively, because their inclusion would be anti-dilutive.

Note 7 - Shareholders’ Equity
We repurchased 5,552,410 shares of common stock on the open market at a cost of $600.4 million, including applicable excise tax, during the 13 weeks ended May 2, 2026. We repurchased 5,926,985 shares of common stock on the open market at a cost of $436.8 million, including applicable excise tax, during the 13 weeks ended May 3, 2025. Of the shares repurchased during the 13 weeks ended May 2, 2026 and May 3, 2025, $18.0 million and $5.0 million, respectively, settled subsequent to May 2, 2026 and May 3, 2025, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 2, 2026, we had $1.3 billion remaining under our existing $2.5 billion Board repurchase authorization.
Subsequent to May 2, 2026, we purchased an additional 1,031,569 shares of common stock on the open market at a cost of $98.0 million, as of May 26, 2026.
Note 8 - Segments and Disaggregated Revenue
Dollar Tree is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. The Company operates approximately 9,100 stores across 48 states and the District of Columbia and approximately 285 stores across seven Canadian provinces. We also operate 16 distribution centers in the United States and two distribution centers in Canada, as of May 2, 2026. Our revenue and assets in Canada are not material.
The Company has revised its composition of reportable segments in the first quarter of fiscal 2026 to disclose only one reportable segment. In fiscal 2025, the Company previously reported the Dollar Tree segment, which included the operations of all our stores and distribution centers under the Dollar Tree and Dollar Tree Canada brands, and corporate, support and other, which consisted of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia. Corporate, support and other also included costs that were previously incurred in support of the Family Dollar segment but that were not directly attributable to it and thus were not recorded in discontinued operations. As a result of this change, we have recast prior year amounts to conform to the presentation of one reportable segment.
Our chief operating decision maker (“CODM”) is our chief executive officer of the enterprise. The CODM evaluates the financial performance of the Company using consolidated net income, operating income and gross profit. The CODM considers variances between actual results and internal budgets/forecasts when making decisions about allocating capital and resources. The CODM uses gross profit to evaluate our ability to control product and supply chain costs relative to changes in sales between comparable periods. The CODM uses operating income to evaluate the overall operating performance of the business. The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets as total consolidated assets.
Profit and loss information for our one reportable segment, is as follows:

	13 Weeks Ended
(in millions)	May 2, 2026	May 3, 2025
Net sales	$4,970.5	$4,636.5
Cost of sales	3,141.0	2,987.0
Gross profit	1,829.5	1,649.5
Other revenue	5.3	3.2
Selling, general and administrative expenses	1,382.6	1,268.6
Transition services agreement income, net	21.1	—
Operating income	473.3	384.1
Interest expense, net	16.3	22.7
Other income, net	5.4	61.7
Provision for income taxes	115.1	109.6
Income from continuing operations	$347.3	$313.5
Additional Information:
Depreciation and amortization expense	$177.0	$151.1
Capital expenditures	$252.5	$248.8
Corporate selling, general and administrative expenses were $141.8 million and $141.8 million, for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our reportable segment:

	13 Weeks Ended
(in millions)	May 2, 2026		May 3, 2025
Consumable	$2,494.7	50.2%	$2,336.6	50.4%
Variety	2,307.5	46.4%	2,119.4	45.7%
Seasonal	168.3	3.4%	180.5	3.9%
Total net sales	$4,970.5	100.0%	$4,636.5	100.0%
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
Our outstanding payment obligations under this program were $298.4 million, $305.1 million and $352.0 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
Note 10 – Discontinued Operations
On July 5, 2025, we completed our sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. For the 13 weeks ended May 2, 2026, we recorded $21.1 million of net income from transition services between the two companies. In addition, the Company is guaranteeing lease obligations for 114 Family Dollar stores amounting to approximately $83.0 million for the first year following the date of sale, which represents the full lease obligations on these stores. The amount guaranteed in the second and third year following the date of sale is $20.0 million and $10.0 million, respectively. The fair value of the lease guarantee is immaterial.
The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for the prior year comparable period. The assets and liabilities of Family Dollar are reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for the prior year comparable period.
Financial Information of Discontinued Operations
“Income from discontinued operations, net of tax” in the accompanying unaudited Condensed Consolidated Income Statements for the prior year comparable period reflects the after-tax results of the Family Dollar business and does not include any allocation of general corporate overhead expense or interest expense of the Company.

The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

13 Weeks Ended
(in millions)	May 3, 2025
Net sales	$3,309.6
Other revenue	2.4
Total revenue	3,312.0
Cost of sales	2,321.4
Selling, general and administrative expenses	698.7
Operating income	291.9
Interest income	1.6
Loss on held for sale and disposal of discontinued operations	258.4
Income from discontinued operations before income taxes	35.1
Provision for income taxes	5.2
Income from discontinued operations, net of tax	$29.9
The following table summarizes the Family Dollar business assets and liabilities classified as discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets:

(in millions)	May 3, 2025
ASSETS
Cash and cash equivalents	$227.1
Merchandise inventories	2,330.5
Other current assets	188.0
Property, plant and equipment, net	2,256.3
Operating lease right-of-use assets	2,559.1
Goodwill	—
Trade name intangible asset	750.0
Other assets	10.5
Valuation allowance to adjust assets to estimated fair value, less costs of disposal	(3,616.0)
Total assets of discontinued operations	$4,705.5
LIABILITIES
Current portion of operating lease liabilities	$584.4
Accounts payable	880.5
Other current liabilities	336.7
Operating lease liabilities, long-term	1,966.3
Other liabilities	135.8
Total liabilities of discontinued operations	$3,903.7
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
Capital expenditures related to discontinued operations were $44.1 million for the 13 weeks ended May 3, 2025.

Note 11 - Unaudited Condensed Consolidated Financial Statement Details
The Unaudited Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 3, 2025 includes the cash flows of continuing and discontinued operations. The following is a reconciliation between “Cash and cash equivalents” and “Restricted cash” of continuing operations presented in the Unaudited Condensed Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash presented in the Unaudited Condensed Consolidated Statements of Cash Flows for the prior year period:

(in millions)	May 3, 2025
Cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheets	$1,007.4
Restricted cash on the Unaudited Condensed Consolidated Balance Sheets, noncurrent	76.7
Cash, cash equivalents and restricted cash of discontinued operations included in current assets of discontinued operations on the Unaudited Condensed Consolidated Balance Sheets	227.1
Total cash, cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows	$1,311.2

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
•Our plans to add, refresh and renovate stores, improve store standards, operations and execution, and optimize and modernize stores and shelf space;
•Our customer connection, including the impacts of data-driven engagement and other marketing initiatives, and the in-store experience;
•Our expectations regarding traffic, and our customers’ response to our product offerings, value and shopping experience;
•Our expectations regarding the implementation and impact of investments in supply chain, including new distribution centers, enhancements to distribution facilities, warehouse, inventory, and transportation management systems, and the capabilities of our distribution center network;
•Our expectations regarding the implementation and impact of investments in our technology infrastructure, and our information security and cybersecurity plans, policies and procedures;
•The potential effect of general business or economic conditions on our customers and our business, including the direct and indirect effects of inflation, fuel prices, interest rates, labor shortages, consumer spending levels, and unemployment in our markets;
•The direct and indirect impacts of and challenges associated with the current and potential tariff environment;
•Our plans to mitigate the impact of current and potential tariffs and related implementation costs;
•Our expectations regarding our investment in our people, including wage investments, enhanced safety and working conditions, and other workforce initiatives, and increases in wage expenses, including increases in minimum wages by federal, state and local laws;
•Our expectations regarding net sales, comparable store net sales, adjusted earnings per share, gross profit margin and profitability, costs of goods sold, product mix, shrink rates, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, countervailing duties orders, other legal proceedings or governmental investigations, our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•Our capital allocation priorities, liquidity, cash needs and estimated capital expenditures, our expectations regarding our capital investments and uses of cash, and our ability to fund our future capital expenditures and working capital requirements;
•The impacts of recent legislation, including those affecting various tax regulations, and accounting principles; and

•Management’s estimates associated with our critical accounting estimates and assumptions, including inventory valuation, self-insurance liabilities for general liability claims and valuations for our goodwill impairment analyses.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel, wages, benefits and other operating costs.
•Risks associated with merchandise supply could adversely affect our financial performance.
•The direct and indirect impacts of tariffs and other related measures, our mitigation strategies, and our customers’ response and consumer behavior generally, could subject us to increased costs and other risks and adversely affect our financial performance.
•Higher costs and disruptions in our supply chain could have an adverse impact on our sales and profitability.
•Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
•Our sales and profitability are affected by our product assortment and customer response to the value and mix of products we sell.
•Changes in economic conditions such as inflation, fuel prices, or interest rates, or consumer spending habits, could impact our sales or profitability.
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
•We may not be successful in executing important strategic initiatives, which may have an adverse impact on our business and financial results.
•We may not achieve the anticipated benefits of the sale of the Family Dollar business.
•We could incur losses due to impairment of goodwill and other long-lived assets.
•We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
•We rely on computer and technology systems in our operations, and any material failure, inadequacy or interruption of those systems, including because of a cyberattack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.

•The potential unauthorized access to our systems could disrupt operations or lead to the theft of data which may violate privacy laws and could damage our business reputation, subject us to negative publicity, litigation and costs, and adversely affect our results of operations or financial condition.
•We use, and may over time increase the usage of, artificial intelligence and machine learning in our business, and challenges with properly managing its use could adversely affect our business.
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
Quarterly Financial Highlights
Financial highlights for the 13 weeks ended May 2, 2026, as compared to the 13 weeks ended May 3, 2025, include:
•Net sales increased 7.2% to $4,970.5 million primarily due to a 3.5% comparable store net sales increase and net sales of $259.0 million at non-comparable stores.
•Gross profit increased 10.9% to $1,829.5 million primarily due to our net store growth, the 3.5% comparable store net sales increase, and a 120 basis point improvement in gross profit margin.
•Selling, general and administrative expenses, as a percentage of total revenue, increased 50 basis points to 27.8%.
•Transition services agreement income, net was $21.1 million resulting from services provided to Family Dollar following the sale.
•Operating income, as a percentage of total revenue, increased 120 basis points to 9.5%.
•The effective tax rate was 24.9%, a decrease of 100 basis points as compared to the prior year quarter.
•Income from continuing operations was $347.3 million, or $1.76 per diluted share, compared to $313.5 million, or $1.47 per diluted share, in the prior year quarter.

Store Activity and Selected Sales Data
At May 2, 2026, we operated stores in 48 states and the District of Columbia, as well as stores in seven Canadian provinces. The average size of stores opened during the 13 weeks ended May 2, 2026 was approximately 9,230 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Store Count:
Beginning	9,282	8,881
New stores	113	148
Stores converted from Family Dollar	—	5
Closings	(13)	(18)
Ending	9,382	9,016
Relocations	3	1

Selling Square Feet (in millions):
Beginning	82.6	78.4
New stores	1.0	1.3
Stores converted from Family Dollar	—	0.1
Closings	(0.1)	(0.2)
Ending	83.5	79.6
*Selling square footage impact of relocated stores is only provided if it equals or exceeds 0.1 million selling square feet.
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
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Sales Growth	3.5%	5.4%
Change in Customer Traffic	(1.0)%	2.5%
Change in Average Ticket	4.5%	2.8%
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

Net sales per selling square foot for the 52 weeks ended May 2, 2026 and May 3, 2025 is as follows:

	52 Weeks Ended
	May 2, 2026	May 3, 2025
Net sales per selling square foot	$242	$235
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
Expanded and Enhanced Assortment. A central pillar of our strategy is expanding and refining our multi-price assortment to deliver a broader, more relevant offering while preserving our foundational value proposition. Our multi-price strategy is designed to increase basket size and drive margin expansion by introducing complementary products, new categories, larger pack sizes, and select branded and licensed items that we could not historically offer under a single price point. As of May 2, 2026, we carried our expanded multi-price assortment in the majority of our stores. We are also expanding customer access through digital and delivery partnerships, such as Uber Eats.
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
The tariff environment remains fluid, and we expect our results to continue to be impacted by near-term challenges, potentially including higher costs due to increases or variability in tariffs. Further, we may continue to experience implementation costs associated with our mitigation strategies that impact us before the benefits from those efforts are expected to materialize.
On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed last year under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. In April 2026, the U.S. Customs and Border Protection launched a platform for submitting IEEPA tariff refund claims. We are taking action to preserve our rights to refunds for these IEEPA tariffs and have submitted refund claims. Subsequent to May 2, 2026, we began receiving refunds for IEEPA tariffs previously paid, totaling approximately $110 million through May 26, 2026, including $6 million of interest. Following the Supreme Court’s decision, the United States imposed new, temporary tariffs on imports from all countries under section 122 of the Trade Act of 1974 and could take action to invoke other laws to collect additional tariffs. In May 2026, the U.S. Court of International Trade invalidated these section 122 tariffs. There remains substantial uncertainty regarding the impacts of these events on existing tariffs, the scope and duration of any newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions. As a result, our margins and operating results could vary significantly.
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
New Store Growth and Improved Conditions. We continue to expand our store footprint while investing to modernize and optimize our fleet. We operate more than 9,300 stores and believe we have ample opportunities for new store growth in the future, supported by disciplined site selection and capital allocation. Our modernization efforts include refresh and renovation programs, which are designed to improve the customer shopping experience.
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
In October 2025, we announced the purchase of a distribution center outside Phoenix, Arizona. On May 13, 2026, we celebrated the grand opening of this 1.0 million square foot facility with outbound deliveries to begin in June 2026, shipping to approximately 700 stores across Arizona, Colorado, Nevada, New Mexico, and Utah. These investments are expected to support long-term growth and improve network resilience, though they may modestly impact gross margin in the near-to-mid term as capacity ramps up.
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
Sale and Separation of Family Dollar. On July 5, 2025, we completed our sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. For information on discontinued operations, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The following table contains results of operations data for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended
(in millions, except percentages)	May 2, 2026	May 3, 2025
Revenues
Net sales	$4,970.5	$4,636.5
Other revenue	5.3	3.2
Total revenue	4,975.8	4,639.7
Expenses and other operating items
Cost of sales	3,141.0	2,987.0
Selling, general and administrative expenses	1,382.6	1,268.6
Transition services agreement income, net	21.1	—
Operating income	473.3	384.1
Interest expense, net	16.3	22.7
Other income, net	5.4	61.7
Income from continuing operations before income taxes	462.4	423.1
Provision for income taxes	115.1	109.6
Income from continuing operations	$347.3	$313.5

Gross profit margin	36.8%	35.6%
Selling, general and administrative expense rate	27.8%	27.3%
Transition services agreement income, net as a percentage of total revenue	0.4%	—%
Operating income margin	9.5%	8.3%
Income from continuing operations before income taxes as a percentage of total revenue	9.3%	9.1%
Effective tax rate	24.9%	25.9%
Income from continuing operations as a percentage of total revenue	7.0%	6.8%
Net Sales

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Net sales	$4,970.5	$4,636.5	7.2%
Comparable store net sales change	3.5%	5.4%
The increase in net sales in the 13 weeks ended May 2, 2026 was primarily the result of the comparable store net sales increase and net sales of $259.0 million at non-comparable stores. Comparable store net sales increased 3.5% in the 13 weeks ended May 2, 2026, as a result of a 4.5% increase in average ticket, partially offset by a 1.0% decrease in customer traffic. The increase in average ticket was as a result of targeted retail price changes executed during the second and third quarters of fiscal year 2025 and higher mix of multi-price penetration.
Gross Profit

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Gross profit	$1,829.5	$1,649.5	10.9%
Gross profit margin	36.8%	35.6%	1.2%
Gross profit margin increased during the 13 weeks ended May 2, 2026 due to a 120 basis point decrease in cost of sales. The cost of sales rate decreased to 63.2% during the 13 weeks ended May 2, 2026 from 64.4% during the same period last year primarily due to improved mark-on from pricing initiatives executed during the second and third quarters of fiscal year 2025, lower import freight costs, and lower shrink from favorable inventory count results, partially offset by higher tariff costs and higher markdowns.
Selling, General and Administrative Expenses

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Selling, general and administrative expenses	$1,382.6	$1,268.6	9.0%
Selling, general and administrative expense rate	27.8%	27.3%	0.5%
The selling, general and administrative expense rate increased 50 basis points during the 13 weeks ended May 2, 2026 primarily due to increased investments in marketing, higher general liability claims costs, and higher depreciation expense from store investments, partially offset by lower payroll expenses. Payroll expenses decreased primarily due to lower temporary labor used to support our multi-price rollout, lower corporate payroll and incentive compensation, partially offset by higher store payroll from wage increases. Selling, general and administrative expenses include costs to support the transition services agreement with Family Dollar.
Transition Services Agreement Income, Net

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Transition services agreement income, net	$21.1	$—	N/A
Transition services agreement income, net as a percentage of total revenue	0.4%	—%	0.4%
Transition services agreement income, net was $21.1 million in the 13 weeks ended May 2, 2026 resulting from services provided to Family Dollar following the sale.
Operating Income

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Operating income	$473.3	$384.1	23.2%
Operating income margin	9.5%	8.3%	1.2%
Operating income margin increased to 9.5% for the 13 weeks ended May 2, 2026 compared to 8.3% for the same period last year, resulting from the increase in gross profit margin as described above, and income from the transition services agreement with Family Dollar, partially offset by the increase in the selling, general and administrative expense rate.
Interest Expense, Net

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Interest expense, net	$16.3	$22.7	(28.2)%
Interest expense, net decreased $6.4 million in the 13 weeks ended May 2, 2026 compared to the same period last year, primarily due to the repayment of our $1.0 billion principal amount of 4.00% Senior Notes in the second quarter of fiscal 2025, partially offset by lower interest income on investments, and interest on our new $500 million Term Loan.

Other Income, Net

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Other income, net	$5.4	$61.7	(91.2)%
Other income, net decreased $56.3 million in the 13 weeks ended May 2, 2026 compared to the same period last year, primarily due to a higher insurance gain recognized in the prior year for the excess of the insurance proceeds received over the losses incurred for damaged property and equipment and damaged inventory associated with the tornado that destroyed our Marietta, Oklahoma Dollar Tree distribution center. The insurance gain recognized in the first quarter of fiscal 2026 totaled $5.2 million compared to $62.0 million in fiscal 2025.
Provision for Income Taxes

	13 Weeks Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Percentage Change
Provision for income taxes	$115.1	$109.6	5.0%
Effective tax rate	24.9%	25.9%	(1.0)%
The effective tax rate decreased to 24.9% for the 13 weeks ended May 2, 2026 compared to 25.9% for the comparable prior year period, primarily due to increased benefits from the vesting of share-based payment awards, partially offset by an increase in expected state taxes and lower Work Opportunity Tax credits.
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
The following table compares our cash flows for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 Weeks Ended
(in millions)	May 2, 2026	May 3, 2025
Net cash provided by (used in):
Operating activities of continuing operations	$644.0	$378.5
Investing activities of continuing operations	$(252.9)	$(198.9)
Financing activities of continuing operations	$(100.9)	$(439.4)
Net cash provided by operating activities increased $265.5 million primarily due to higher income from continuing operations, net of non-cash items, increases in accounts payable in the current year compared to decreases in the prior year, and reductions in merchandise inventories compared to a prior year increase. The changes in accounts payable and merchandise inventories were primarily due to the timing of certain payments and inventory receipts.
Net cash used in investing activities increased $54.0 million primarily due to no property and equipment-related insurance proceeds received in the current year compared to $50.0 million in insurance proceeds received in the prior year related to damaged property and equipment at our Dollar Tree distribution center in Marietta, Oklahoma as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Capital expenditures were relatively unchanged from the prior year as we continue to invest in new stores and our supply chain network including the construction at our new distribution centers in Phoenix, Arizona and Marietta, Oklahoma.
Net cash used in financing activities decreased $338.5 million primarily due to $500.0 million in proceeds from our Term Loan, partially offset by higher share repurchases in the current year.

At May 2, 2026, our long-term borrowings were $3.0 billion, including our new $500.0 million Term Loan which we entered into on March 19, 2026 as discussed further in Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we had $1.5 billion available under our Five-Year Credit Facility, as well as borrowing capacity under our commercial paper program. Further, on March 20, 2026, the existing $1.0 billion 364-Day Revolving Credit Facility expired and all commitments thereunder were terminated. In connection with the maturity of the 364-Day Revolving Credit Facility on March 20, 2026, we decreased the size of our commercial paper program, with the issuance of commercial paper notes limited to a maximum aggregate amount outstanding at any time of $1.5 billion, compared to the previous maximum permitted of $2.5 billion. The $1.5 billion Five-Year Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the commercial paper program. At May 2, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program. We also have $85.0 million in trade letters of credit with various financial institutions, under which $2.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 2, 2026.
We repurchased 5,552,410 and 5,926,985 shares of common stock on the open market at a cost of $600.4 million and $436.8 million, including applicable excise tax, during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively. Of the shares repurchased during the 13 weeks ended May 2, 2026 and May 3, 2025, $18.0 million and $5.0 million, respectively, settled subsequent to May 2, 2026 and May 3, 2025, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 2, 2026, we had $1.3 billion remaining under our existing $2.5 billion Board repurchase authorization.
Subsequent to May 2, 2026, we purchased an additional 1,031,569 shares of common stock on the open market at a cost of $98.0 million, as of May 26, 2026.
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
For a summary of our significant accounting policies and critical accounting estimates, refer to Note 2 of our Consolidated Financial Statements and Critical Accounting Estimates and Assumptions within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Five-Year Credit Facility, our Term Loan, and borrowings under our commercial paper program. At May 2, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program. A hypothetical increase of one percentage point on our $500.0 million Term Loan would not materially affect our results of operations or cash flows.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 2, 2026, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In fiscal 2024, we began a phased implementation of a new warehouse management system which we expect to complete over the next several years. As of May 2, 2026, we have converted six distribution centers to the new system, including two converted during the first quarter of fiscal 2026. We have made changes to our internal control over financial reporting to align with the functionality and updated processes associated with the new system.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2026 or in the future as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2026:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2026 - February 28, 2026	848,419	$124.70	848,419	$1,703.0
March 1, 2026 - April 4, 2026	750,559	$115.76	750,559	1,616.1
April 5, 2026 - May 2, 2026	3,953,432	$101.70	3,953,432	1,288.9
Total	5,552,410	$107.12	5,552,410	$1,288.9
At May 2, 2026, we had $1.3 billion remaining under our existing $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended May 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective June 19, 2025	8-K	3.1	6/20/2025
10.1		Credit Agreement, dated as of March 19, 2026, among Dollar Tree, Inc., Bank of America, N.A., as agent, and the banks, financial institutions and other institutional lenders party thereto	8-K	10.1	3/23/2026
10.2	*	Second Amendment to the Dollar Tree, Inc. 2021 Omnibus Incentive Plan, effective March 18, 2026				X
10.3	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X

Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.4	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended May 2, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104		The cover page from our Form 10-Q for the fiscal quarter ended May 2, 2026, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 28, 2026	By:	/s/ Stewart Glendinning
Stewart Glendinning
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)