Form 10-Q
period 2026-08-01
DOLLAR TREE, INC.
filed 2026-08-27
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
As of August 25, 2026, there were 187,630,299 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$4,886.5	$4,566.8	$9,857.0	$9,203.3
Other revenue	4.7	3.6	10.0	6.8
Total revenue	4,891.2	4,570.4	9,867.0	9,210.1
Cost of sales	2,792.2	2,996.7	5,933.2	5,983.7
Selling, general and administrative expenses	1,426.6	1,350.7	2,809.2	2,619.3
Transition services agreement income, net	17.7	8.0	38.8	8.0
Operating income	690.1	231.0	1,163.4	615.1
Interest expense, net	17.8	22.8	34.1	45.5
Other income, net	(14.1)	(0.4)	(19.5)	(62.1)
Income from continuing operations before income taxes	686.4	208.6	1,148.8	631.7
Provision for income taxes	171.9	53.1	287.0	162.7
Income from continuing operations	514.5	155.5	861.8	469.0
Income from discontinued operations, net of tax	—	32.9	—	62.8
Net income	$514.5	$188.4	$861.8	$531.8

Basic earnings per share of common stock:
Continuing operations	$2.70	$0.75	$4.45	$2.23
Discontinued operations	—	0.16	—	0.30
Total basic earnings per share of common stock	$2.70	$0.91	$4.45	$2.53

Diluted earnings per share of common stock:
Continuing operations	$2.70	$0.75	$4.44	$2.22
Discontinued operations	—	0.16	—	0.30
Total diluted earnings per share of common stock	$2.70	$0.91	$4.44	$2.52

Weighted average common shares outstanding:
Basic	190.6	207.3	193.7	210.4
Diluted	190.9	207.8	194.1	210.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$514.5	$188.4	$861.8	$531.8
Foreign currency translation adjustments	(4.0)	(0.4)	(4.8)	5.2
Total comprehensive income	$510.5	$188.0	$857.0	$537.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,058.1	$717.8	$666.3
Merchandise inventories	2,452.2	2,495.4	2,683.4
Other current assets	234.3	233.0	264.2
Total current assets	3,744.6	3,446.2	3,613.9
Restricted cash	43.7	42.9	77.5
Property, plant and equipment, net of accumulated depreciation of $5,179.2, $4,848.5 and $4,682.9, respectively	5,100.9	4,959.6	4,652.4
Operating lease right-of-use assets	4,559.1	4,435.1	4,393.2
Goodwill	422.1	423.2	422.4
Deferred income taxes, net	1.7	1.0	85.5
Other assets	157.5	158.2	140.0
Total assets	$14,029.6	$13,466.2	$13,384.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$299.5
Current portion of operating lease liabilities	1,011.0	1,000.2	976.7
Accounts payable	1,626.5	1,530.7	1,593.8
Other current liabilities	665.6	697.7	616.9
Total current liabilities	3,303.1	3,228.6	3,486.9
Long-term debt, net	2,933.5	2,431.7	2,429.7
Operating lease liabilities, long-term	3,726.3	3,623.7	3,636.8
Deferred income taxes, net	347.9	153.3	—
Income taxes payable, long-term	23.4	29.7	27.6
Other liabilities	270.1	244.3	198.8
Total liabilities	10,604.3	9,711.3	9,779.8
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 187,672,941, 198,505,205 and 204,634,244 shares issued and outstanding, respectively	1.9	2.0	2.1
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(55.5)	(50.7)	(54.0)
Retained earnings	3,478.9	3,803.6	3,657.0
Total shareholders’ equity	3,425.3	3,754.9	3,605.1
Total liabilities and shareholders’ equity	$14,029.6	$13,466.2	$13,384.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended August 1, 2026
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 2, 2026	193.2	$1.9	$—	$(51.5)	$3,556.6	$3,507.0
Net income	—	—	—	—	514.5	514.5
Total other comprehensive loss	—	—	—	(4.0)	—	(4.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	1.4	—	—	1.4
Stock-based compensation, net	—	—	18.4	—	—	18.4
Repurchase of stock	(5.6)	—	(13.2)	—	(592.2)	(605.4)
Excise tax on repurchases of stock	—	—	(6.6)	—	—	(6.6)
Balance at August 1, 2026	187.6	$1.9	$—	$(55.5)	$3,478.9	$3,425.3

	26 Weeks Ended August 1, 2026
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 31, 2026	198.4	$2.0	$—	$(50.7)	$3,803.6	$3,754.9
Net income	—	—	—	—	861.8	861.8
Total other comprehensive loss	—	—	—	(4.8)	—	(4.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	3.8	—	—	3.8
Stock-based compensation, net	0.3	—	22.0	—	—	22.0
Repurchase of stock	(11.1)	(0.1)	(13.6)	—	(1,186.5)	(1,200.2)
Excise tax on repurchases of stock	—	—	(12.2)	—	—	(12.2)
Balance at August 1, 2026	187.6	$1.9	$—	$(55.5)	$3,478.9	$3,425.3
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
    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(in millions)	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$861.8	$531.8
Income from discontinued operations, net of tax	—	62.8
Income from continuing operations	$861.8	$469.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	356.8	313.1
Provision for deferred income taxes	193.9	158.7
Stock-based compensation expense	40.7	31.6
Impairments	0.4	0.1
Gain on insurance proceeds related to fixed assets	—	(41.0)
Other non-cash adjustments to income from continuing operations	22.6	14.6
Changes in operating assets and liabilities:
Merchandise inventories	40.2	(7.4)
Income taxes receivable	3.0	(18.0)
Other current assets	(4.4)	(52.7)
Other assets	(17.0)	(17.3)
Accounts payable	97.2	(114.0)
Income taxes payable	—	(121.0)
Other current liabilities	(38.6)	41.1
Other liabilities	19.4	15.5
Operating lease right-of-use assets and liabilities, net	(10.5)	(33.1)
Net cash provided by operating activities of continuing operations	1,565.5	639.2
Cash flows from investing activities:
Capital expenditures	(498.8)	(493.9)
Proceeds from sale of discontinued operations	—	668.0
Cash divested from sale of discontinued operations	—	(246.0)
Proceeds from insurance recoveries	—	50.0
Proceeds from (payments for) fixed asset disposition	(1.0)	0.7
Net cash used in investing activities of continuing operations	(499.8)	(21.2)
Cash flows from financing activities:
Proceeds from long-term debt	500.0	—
Principal payments for long-term debt	—	(1,000.0)
Debt-issuance costs	—	(3.8)
Proceeds from commercial paper notes	—	3,692.9
Repayments of commercial paper notes	—	(3,393.7)
Proceeds from stock issued pursuant to stock-based compensation plans	3.8	4.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(18.7)	(12.1)
Payments for repurchase of stock	(1,208.9)	(924.2)
Net cash used in financing activities	(723.8)	(1,636.0)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	343.3
Net cash used in investing activities of discontinued operations	—	(79.8)
Net cash provided by discontinued operations	—	263.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.6
Net change in cash, cash equivalents and restricted cash	341.1	(753.9)
Cash, cash equivalents and restricted cash at beginning of period	760.7	1,511.2
Cash, cash equivalents and restricted cash at end of period	$1,101.8	$757.3

Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$52.7	$71.3
Income taxes	$95.8	$144.1
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$609.1	$780.1
Accrued capital expenditures	$48.9	$40.6
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
The accompanying unaudited condensed consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2026. The results of operations for the 13 and 26 weeks ended August 1, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2027.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of August 1, 2026 and August 2, 2025 and the results of our operations and cash flows for the periods presented. The January 31, 2026 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”), which establishes accounting and disclosure requirements for environmental credits and related environmental credit obligations. ASU 2026-02 is effective for annual and interim periods beginning in fiscal 2028, with early adoption permitted. ASU 2026-02 requires retrospective application through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. We are currently evaluating the impact of this standard to our consolidated financial statements.
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
Antidumping and Countervailing Duties
In 2025, the U.S. Department of Commerce (“DOC”) issued separate orders for antidumping (“AD”) and countervailing duties (“CVD”) on imports of paper plates and aluminum pans coming from China. In August 2025, the DOC initiated a circumvention case regarding whether paper plates sourced from Cambodia and Malaysia were circumventing the AD and CVD orders by using parent rolls of paper from China. Similarly, in July 2025, the DOC initiated a circumvention case regarding whether aluminum pans produced in Thailand and Vietnam were circumventing the AD and CVD orders by using parent rolls of aluminum from China. In addition to the DOC’s assessment of duties on products imported after case initiation, petitioners in both cases have requested the DOC to apply duties retroactively to imports that occurred prior to the initiation of the circumvention cases. The Company imported both products from impacted countries during the requested retroactive period and after initiation of the cases.
In April 2026, the DOC issued a preliminary determination in the aluminum pans case, affirming retroactive application. In May 2026, the Company filed a brief and in June 2026 it participated in a hearing to argue that the DOC should reverse its decision regarding retroactive application in its final determination. The DOC has extended the final determination in the aluminum pans case to August 31, 2026. In July 2026, the DOC issued a preliminary determination in the paper plates case, finding that retroactive application is not supported by the evidence in the case record. Petitioners filed a brief arguing that the DOC should reverse its decision not to apply duties retroactively. In response, the Company has filed a rebuttal brief and requested a hearing on this issue. The final determination deadline in the paper plates case is on October 14, 2026.

Although the DOC has significant discretion in deciding these cases, based on past precedent of DOC rulings, the Company does not believe it is probable that we will incur losses with respect to retroactive duties. Total exposure for retroactive duties in these cases is currently estimated to be as high as approximately $11 million for aluminum pans and $15 million for paper plates. For products imported after initiation of the cases, we recorded a charge of approximately $13 million during the second quarter of fiscal 2026 for AD and CVD.
In August 2026, the DOC initiated a new case regarding whether aluminum pans from Malaysia and Indonesia were circumventing the 2025 AD and CVD orders. To the extent the DOC makes an affirmative determination that aluminum pans from these countries had Chinese inputs, the Company’s imports may be subject to AD/CVD duties. The DOC has announced a preliminary determination date of January 4, 2027. The Company is currently unable to predict the ultimate outcome of these proceedings.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and remanded the case to the U.S. Court of International Trade (“CIT”) to provide a remedy for importers who had paid the tariffs. On March 4, 2026, the CIT ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a process for importers to submit IEEPA refund claims. The Company submitted claims for refunds totaling $379 million in April 2026. In the second quarter of fiscal 2026, the Company began receiving refunds for IEEPA tariffs previously paid, totaling approximately $369 million, plus $14 million of interest. Approximately $369 million is reflected within “Cost of sales,” and the interest is reflected within “Other income, net” in the accompanying unaudited Condensed Consolidated Income Statements. We do not expect the amounts of the remaining refunds of IEEPA tariffs to be material.
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
The Term Loan contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The Term Loan also contains financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The Term Loan Credit Agreement provides for certain events of default which, if any of them occur, would permit or require the Term Loan to be declared due and payable and the commitments thereunder to be terminated. As of August 1, 2026, we were in compliance with all applicable covenants.
Termination of the Existing Credit Agreement
Upon entering into the Term Loan Credit Agreement discussed above and the expiry of the Company’s existing $1.0 billion 364-Day revolving credit agreement, dated as of March 21, 2025, as amended, restated, supplemented or otherwise modified from time to time (the “364-Day Revolving Credit Facility”), on March 20, 2026, all commitments under the 364-Day Revolving Credit Facility have been terminated and all obligations have been fulfilled.
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
In the second quarter of fiscal 2025, we leveraged our commercial paper program, in addition to utilizing available cash, to redeem our $1.0 billion principal amount of 4.00% Senior Notes due 2025 (the “4.00% Senior Notes”). There were no short-term borrowings outstanding at August 1, 2026 and January 31, 2026. As of August 2, 2025, $300.0 million principal amount of notes were outstanding under our commercial paper program, with a weighted-average interest rate of 4.6%.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 26 weeks ended August 1, 2026 or August 2, 2025.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Five-Year Credit Facility and borrowings under our commercial paper program approximate their fair values. At August 1, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program.
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	August 1, 2026		January 31, 2026		August 2, 2025
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$2,195.2	$2,437.5	$2,241.0	$2,436.3	$2,209.1	$2,435.1
Level 2
Term Loan	$497.5	$500.0	$—	$—	$—	$—
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of our Term Loan was determined using market-based inputs for comparable corporate loans within the same industry, credit quality and currency, resulting in a Level 2 classification.

Note 6 - Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Income from continuing operations	$514.5	$155.5	$861.8	$469.0
Income from discontinued operations, net of tax	—	32.9	—	62.8
Net income	$514.5	$188.4	$861.8	$531.8

Denominator:
Weighted average number of shares outstanding	190.6	207.3	193.7	210.4
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.3	0.5	0.4	0.4
Weighted average number of shares and dilutive potential shares outstanding	190.9	207.8	194.1	210.8

Basic earnings per share of common stock:
Continuing operations	$2.70	$0.75	$4.45	$2.23
Discontinued operations	—	0.16	—	0.30
Total basic earnings per share of common stock	$2.70	$0.91	$4.45	$2.53

Diluted earnings per share of common stock:
Continuing operations	$2.70	$0.75	$4.44	$2.22
Discontinued operations	—	0.16	—	0.30
Total diluted earnings per share of common stock	$2.70	$0.91	$4.44	$2.52

Shares excluded from the calculation of diluted net income per share because their inclusion would be anti-dilutive	1.8	2.2	1.8	2.2
Note 7 - Shareholders’ Equity
We repurchased 5,584,354 and 11,136,764 shares of common stock on the open market and in a block trade transaction at a cost of $612.0 million and $1.2 billion, including applicable excise tax, during the 13 and 26 weeks ended August 1, 2026, respectively. We repurchased 5,030,092 and 10,957,077 shares of common stock on the open market at a cost of $501.4 million and $938.2 million, including applicable excise tax, during the 13 and 26 weeks ended August 2, 2025, respectively. Of the shares repurchased during the 26 weeks ended August 1, 2026 and August 2, 2025, $0.5 million and $5.5 million, respectively, settled subsequent to August 1, 2026 and August 2, 2025, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets.
In June 2026, we repurchased $500.0 million of our common stock as part of a block trade involving selling stockholders including certain funds affiliated with Mantle Ridge LP which is reflected in the current year share repurchase activity above. In July 2026, our Board of Directors replenished our share repurchase authorization to an aggregate amount of $2.5 billion, consistent with the authorization limit previously approved by the Board in July 2025. At August 1, 2026, we had $2.49 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to August 1, 2026, we purchased an additional 41,412 shares of common stock on the open market at a cost of $5.3 million as of August 25, 2026.

Note 8 - Segments and Disaggregated Revenue
Dollar Tree is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. The Company operates 9,150 stores across 48 states and the District of Columbia and approximately 285 stores across seven Canadian provinces as of August 1, 2026. We also operate 17 distribution centers in the United States. Distribution services in Canada are provided by a third party from two facilities, one in British Columbia and one in Ontario. Our revenue and assets in Canada are not material.
The Company revised its composition of reportable segments in the first quarter of fiscal 2026 to disclose only one reportable segment. In fiscal 2025, the Company previously reported the Dollar Tree segment, which included the operations of all our stores and distribution centers under the Dollar Tree and Dollar Tree Canada brands, and corporate, support and other, which consisted of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia. Corporate, support and other also included costs that were previously incurred in support of the Family Dollar segment but that were not directly attributable to it and thus were not recorded in discontinued operations. As a result of this change, we have recast prior year amounts to conform to the presentation of one reportable segment.
Our chief operating decision maker (“CODM”) is our chief executive officer of the Company. The CODM evaluates the financial performance of the Company using consolidated net income, operating income and gross profit. The CODM considers variances between actual results and internal budgets/forecasts when making decisions about allocating capital and resources. The CODM uses gross profit to evaluate our ability to control product and supply chain costs relative to changes in sales between comparable periods. The CODM uses operating income to evaluate the overall operating performance of the business. The measure of segment assets is reported on the Company’s unaudited Condensed Consolidated Balance Sheets as total consolidated assets.
Profit and loss information for our one reportable segment, is as follows:

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$4,886.5	$4,566.8	$9,857.0	$9,203.3
Cost of sales	2,792.2	2,996.7	5,933.2	5,983.7
Gross profit	2,094.3	1,570.1	3,923.8	3,219.6
Other revenue	4.7	3.6	10.0	6.8
Selling, general and administrative expenses	1,426.6	1,350.7	2,809.2	2,619.3
Transition services agreement income, net	17.7	8.0	38.8	8.0
Operating income	690.1	231.0	1,163.4	615.1
Interest expense, net	17.8	22.8	34.1	45.5
Other income, net	(14.1)	(0.4)	(19.5)	(62.1)
Provision for income taxes	171.9	53.1	287.0	162.7
Income from continuing operations	$514.5	$155.5	$861.8	$469.0

Additional Information:
Depreciation and amortization expense	$179.8	$162.0	$356.8	$313.1
Capital expenditures	$246.3	$245.1	$498.8	$493.9
Corporate selling, general and administrative expenses were $130.8 million and $272.6 million for the 13 weeks and 26 weeks ended August 1, 2026, respectively. Corporate selling, general and administrative expenses were $147.6 million and $289.4 million for the 13 weeks and 26 weeks ended August 2, 2025, respectively.

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our reportable segment:

	13 Weeks Ended				26 Weeks Ended
(in millions)	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
Consumable	$2,521.7	51.6%	$2,311.0	50.6%	$5,016.4	50.9%	$4,647.6	50.5%
Variety	2,347.7	48.0%	2,236.0	49.0%	4,655.2	47.2%	4,355.4	47.3%
Seasonal	17.1	0.4%	19.8	0.4%	185.4	1.9%	200.3	2.2%
Total net sales	$4,886.5	100.0%	$4,566.8	100.0%	$9,857.0	100.0%	$9,203.3	100.0%
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
Our outstanding payment obligations under this program were $305.6 million, $305.1 million and $329.7 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
Note 10 – Discontinued Operations
On July 5, 2025, we completed our sale of the Family Dollar business to 1959 Holdings, LLC. Total cash generated from the sale approximated $793 million, consisting of approximately $680 million of net proceeds, including from settlement of net working capital and net indebtedness, and approximately $113 million monetized primarily through a reduction of net working capital prior to the date of sale. The Company has continuing involvement with Family Dollar under a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. For the 13 and 26 weeks ended August 1, 2026, we recorded $17.7 million and $38.8 million, respectively, of net income from transition services between the two companies. For the 13 and 26 weeks ended August 2, 2025, we recorded $8.0 million of net income from transition services between the two companies. In addition, the Company is guaranteeing lease obligations for certain Family Dollar stores amounting to $20.0 million and $10.0 million in the second and third year following the date of sale, respectively. The fair value of the lease guarantee is immaterial.
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

The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

	13 Weeks Ended	26 Weeks Ended
(in millions)	August 2, 2025	August 2, 2025
Net sales	$2,315.9	$5,625.5
Other revenue	2.1	4.5
Total revenue	2,318.0	5,630.0
Cost of sales	1,610.2	3,931.6
Selling, general and administrative expenses	519.7	1,218.4
Operating income	188.1	480.0
Interest income	1.1	2.7
Loss on held for sale and disposal of discontinued operations	144.1	402.5
Income from discontinued operations before income taxes	45.1	80.2
Provision for income taxes	12.2	17.4
Income from discontinued operations, net of tax	$32.9	$62.8
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
Capital expenditures related to discontinued operations were $77.8 million for the 26 weeks ended August 2, 2025.
Note 11 - Unaudited Condensed Consolidated Financial Statement Details
We record restricted cash in captions other than “Cash and cash equivalents” on the unaudited Condensed Consolidated Balance Sheets. The following is a reconciliation between “Cash and cash equivalents” and “Restricted cash” of continuing operations presented on the unaudited Condensed Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash presented on the unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	August 1, 2026	August 2, 2025
Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets	$1,058.1	$666.3
Restricted cash on the unaudited Condensed Consolidated Balance Sheets, included in “Other current assets”	—	13.5
Restricted cash on the unaudited Condensed Consolidated Balance Sheets, noncurrent	43.7	77.5
Total cash, cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$1,101.8	$757.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•Our plans and expectations regarding our current and future strategic initiatives, including our operational strategy for Dollar Tree as a standalone business following the sale of Family Dollar, and the reinvestment of certain tariff refunds in our business;
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
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight, fuel and energy, raw material, wage and benefit, and other operating costs.
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
•Changes in economic conditions such as inflation, fuel prices, interest rates, the availability of merchandise, helium or other raw materials, or the competition for and availability of qualified personnel, or consumer spending habits, could impact our sales or profitability.
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
•We may not be successful in executing or achieving the anticipated benefits of our reinvestment of tariff refunds or other important strategic initiatives, which may have an adverse impact on our business and financial results.
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
•Current and potential competitors could have more significant online and mobile shopping platforms or other advances in technologies and capabilities (including artificial intelligence) than we currently do, which could impair our ability to compete effectively and adversely affect our results of operations.
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
Except as otherwise required by law, we do not undertake to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or otherwise.
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
Quarterly Financial Highlights
Financial highlights for the 13 weeks ended August 1, 2026, as compared to the 13 weeks ended August 2, 2025, include:
•Net sales increased 7.0% to $4,886.5 million primarily due to a 3.7% comparable store net sales increase and net sales of $225.9 million at non-comparable stores.
•Gross profit increased 33.4% to $2,094.3 million primarily due to the receipt of $368.7 million of tariff refunds, the 3.7% comparable store net sales increase, our net store growth, lower tariff costs and improvements in shrink.
•Selling, general and administrative expenses, as a percentage of total revenue, decreased 40 basis points to 29.2%.
•Transition services agreement income, net was $17.7 million compared to $8.0 million in the prior year quarter, resulting from services provided to Family Dollar following the sale.
•Operating income, as a percentage of total revenue, increased 900 basis points to 14.1%.
•The effective tax rate was 25.0%, a decrease of 50 basis points as compared to the prior year quarter.
•Income from continuing operations was $514.5 million, or $2.70 per diluted share, compared to $155.5 million, or $0.75 per diluted share, in the prior year quarter.

Store Activity and Selected Sales Data
At August 1, 2026, we operated stores in 48 states and the District of Columbia, as well as stores in seven Canadian provinces. The average size of stores opened during the 26 weeks ended August 1, 2026 was approximately 9,170 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	26 Weeks Ended
	August 1, 2026	August 2, 2025
Store Count:
Beginning	9,282	8,881
New stores	188	254
Stores converted from Family Dollar	—	41
Closings	(34)	(28)
Ending	9,436	9,148
Relocations	9	3

Selling Square Feet (in millions):
Beginning	82.6	78.4
New stores	1.7	2.3
Stores converted from Family Dollar	—	0.7
Closings	(0.3)	(0.2)
Ending	84.0	81.2
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
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Sales Growth	3.7%	6.5%	3.6%	5.9%
Change in Customer Traffic	0.4%	3.0%	(0.3)%	2.8%
Change in Average Ticket	3.3%	3.4%	3.9%	3.1%
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

Net sales per selling square foot for the 52 weeks ended August 1, 2026 and August 2, 2025 is as follows:

	52 Weeks Ended
	August 1, 2026	August 2, 2025
Net sales per selling square foot	$243	$237
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
In addition, the tariff environment remains fluid. On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and remanded the case to the U.S. Court of International Trade (“CIT”) to provide a remedy for importers who had paid the tariffs. On March 4, 2026, the CIT ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a process for importers to submit IEEPA refund claims. The Company submitted claims for refunds totaling $379 million in April 2026. In the second quarter of fiscal 2026, the Company began receiving refunds for IEEPA tariffs previously paid, totaling approximately $369 million, plus $14 million of interest. Approximately $369 million is reflected within “Cost of sales,” and the interest is reflected within “Other income, net” in the accompanying unaudited Condensed Consolidated Income Statements. We do not expect the amounts of the remaining refunds of IEEPA tariffs to be material.
During the second quarter, we began to reinvest certain of these proceeds in a number of initiatives designed to strengthen our business. We expect to reinvest a significant portion of the total tariff refunds in these initiatives over the remainder of 2026. For instance, we plan to direct approximately $40 million of these proceeds to a philanthropic fund that supports our associates and the communities served by our business. Consistent with our strategic initiatives noted below, we also are using a portion of these proceeds to strengthen customer value and reinforce our core brand promise—value, convenience, and discovery—including targeted pricing strategies, customer messaging and marketing, and incremental improvements in store conditions and operations. While we believe the reinvestment of tariff refunds is important to our business, there is no certainty that we will achieve the anticipated benefits, impacts or timing of these reinvestments or our strategic initiatives generally.
The U.S. has continued to announce new tariffs on various imported products during 2026, and there remains substantial uncertainty regarding the outcome of legal challenges to tariffs, the scope and duration of any newly announced tariffs, and the possibility of further additional or modified tariffs or other measures. As a result, our margins and operating results could vary significantly.
Expanded and Enhanced Assortment. A central pillar of our strategy is expanding and refining our multi-price assortment to deliver a broader, more relevant offering while preserving our foundational value proposition. Our multi-price strategy is designed to increase basket size and drive margin expansion by introducing complementary products, new categories, larger pack sizes, and select branded and licensed items that we could not historically offer under a single price point. As of August 1, 2026, we carried our expanded multi-price assortment in the substantial majority of our stores. We are also expanding customer access through digital and delivery partnerships, such as Instacart, Uber Eats and Door Dash.
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

New Store Growth and Improved Conditions. We continue to expand our store footprint while investing to modernize and optimize our fleet. We operate more than 9,400 stores and believe we have ample opportunities for new store growth in the future, supported by disciplined site selection and capital allocation. Our modernization efforts include refresh and renovation programs, which are designed to improve the customer shopping experience.
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
In October 2025, we announced the purchase of a distribution center outside Phoenix, Arizona. In May 2026, we celebrated the grand opening of this 1.0 million square foot facility with outbound deliveries to approximately 700 stores across Arizona, Colorado, Nevada, New Mexico, and Utah. These investments are expected to support long-term growth and improve network resilience, though they may modestly impact gross margin in the near-to-mid term as capacity ramps up.
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

The following table contains results of operations data for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 Weeks Ended		26 Weeks Ended
(in millions, except percentages)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenues
Net sales	$4,886.5	$4,566.8	$9,857.0	$9,203.3
Other revenue	4.7	3.6	10.0	6.8
Total revenue	4,891.2	4,570.4	9,867.0	9,210.1
Expenses and other operating items
Cost of sales	2,792.2	2,996.7	5,933.2	5,983.7
Selling, general and administrative expenses	1,426.6	1,350.7	2,809.2	2,619.3
Transition services agreement income, net	17.7	8.0	38.8	8.0
Operating income	690.1	231.0	1,163.4	615.1
Interest expense, net	17.8	22.8	34.1	45.5
Other income, net	(14.1)	(0.4)	(19.5)	(62.1)
Income from continuing operations before income taxes	686.4	208.6	1,148.8	631.7
Provision for income taxes	171.9	53.1	287.0	162.7
Income from continuing operations	$514.5	$155.5	$861.8	$469.0

Gross profit margin	42.9%	34.4%	39.8%	35.0%
Selling, general and administrative expense rate	29.2%	29.6%	28.5%	28.4%
Transition services agreement income, net as a percentage of total revenue	0.4%	0.2%	0.4%	0.1%
Operating income margin	14.1%	5.1%	11.8%	6.7%
Income from continuing operations before income taxes as a percentage of total revenue	14.0%	4.6%	11.6%	6.9%
Effective tax rate	25.0%	25.5%	25.0%	25.8%
Income from continuing operations as a percentage of total revenue	10.5%	3.4%	8.7%	5.1%
Net Sales

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Net sales	$4,886.5	$4,566.8	7.0%	$9,857.0	$9,203.3	7.1%
Comparable store net sales change	3.7%	6.5%		3.6%	5.9%
The increase in net sales in the 13 weeks ended August 1, 2026 was primarily the result of the comparable store net sales increase and net sales of $225.9 million at non-comparable stores. Comparable store net sales increased 3.7% in the 13 weeks ended August 1, 2026, as a result of a 3.3% increase in average ticket and a 0.4% increase in customer traffic. The increase in average ticket was as a result of targeted retail price changes executed during the second and third quarters of fiscal year 2025 and higher mix of multi-price penetration.
The increase in net sales in the 26 weeks ended August 1, 2026 was primarily the result of the comparable store net sales increase and net sales of $493.6 million at non-comparable stores. Comparable store net sales increased 3.6% in the 26 weeks ended August 1, 2026, as a result of a 3.9% increase in average ticket, partially offset by a 0.3% decrease in customer traffic. The increase in average ticket was as a result of targeted retail price changes executed during the second and third quarters of fiscal year 2025 and higher mix of multi-price penetration.
In addition, global helium supply shortages negatively impacted sales during the second quarter and could continue to impact our results in the future.

Gross Profit

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Gross profit	$2,094.3	$1,570.1	33.4%	$3,923.8	$3,219.6	21.9%
Gross profit margin	42.9%	34.4%	8.5%	39.8%	35.0%	4.8%
Gross profit margin increased during the 13 weeks ended August 1, 2026 due to an 850 basis point decrease in cost of sales. The cost of sales rate decreased to 57.1% during the 13 weeks ended August 1, 2026 from 65.6% during the same period last year primarily due to a 755 basis point benefit from the receipt of $368.7 million in tariff refunds, lower tariff costs, lower shrink from favorable inventory count results, and occupancy cost leverage, partially offset by higher markdowns including approximately $22.0 million related to our tariff reinvestment initiative, a $13.0 million charge recorded for antidumping and countervailing duties related to the imports of paper plates and aluminum pans, and unfavorable sales mix resulting from lower sales of high margin discretionary merchandise.
Gross profit margin increased during the 26 weeks ended August 1, 2026 due to a 480 basis point decrease in cost of sales. The cost of sales rate decreased to 60.2% during the 26 weeks ended August 1, 2026 from 65.0% during the same period last year primarily due to a 375 basis point benefit from the receipt of $368.7 million in tariff refunds, pricing initiatives executed during the second and third quarters of fiscal 2025, lower shrink from favorable inventory count results, and lower import freight costs, partially offset by higher tariff costs, higher markdowns including approximately $22.0 million related to our tariff reinvestment initiative, and a $13.0 million charge recorded for antidumping and countervailing duties related to the imports of paper plates and aluminum pans.
We expect additional costs to be incurred in the third and fourth quarters of fiscal 2026 related to our tariff refund reinvestment initiatives including additional markdowns, as well as higher freight expenses.
Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Selling, general and administrative expenses	$1,426.6	$1,350.7	5.6%	$2,809.2	$2,619.3	7.3%
Selling, general and administrative expense rate	29.2%	29.6%	(0.4)%	28.5%	28.4%	0.1%
The selling, general and administrative expense rate decreased 40 basis points during the 13 weeks ended August 1, 2026 primarily due to lower payroll expenses and lower consulting fees, partially offset by increased investments in marketing including costs related to our tariff reinvestment initiative, and higher depreciation expense from store investments. Payroll expenses decreased primarily due to lower store payroll as the labor needed to support our pricing initiatives in fiscal 2025 did not re-occur, lower temporary labor used to support our multi-price rollout and lower corporate payroll, partially offset by additional labor incurred for our tariff reinvestment initiatives. Selling, general and administrative expenses include costs to support the transition services agreement with Family Dollar.
The selling, general and administrative expense rate increased 10 basis points during the 26 weeks ended August 1, 2026 primarily due to increased investments in marketing including costs related to our tariff reinvestment initiative, higher general liability claims costs, and higher depreciation expense from store investments, partially offset by lower payroll expenses and consulting fees. Payroll expenses decreased primarily due to lower store payroll as the labor needed to support our pricing initiatives in fiscal 2025 did not re-occur, lower temporary labor used to support our multi-price rollout and lower corporate payroll, partially offset by wage increases and additional labor incurred for our tariff reinvestment initiatives. Selling, general and administrative expenses include costs to support the transition services agreement with Family Dollar.
We expect additional expenses to be incurred in the third and fourth quarters of fiscal 2026 related to our tariff refund reinvestment initiatives.

Transition Services Agreement Income, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Transition services agreement income, net	$17.7	$8.0	121.3%	$38.8	$8.0	385.0%
Transition services agreement income, net as a percentage of total revenue	0.4%	0.2%	0.2%	0.4%	0.1%	0.3%
Transition services agreement income, net was $17.7 million in the 13 weeks ended August 1, 2026 and $8.0 million in the same period last year, resulting from services provided to Family Dollar following the sale.
Transition services agreement income, net was $38.8 million in the 26 weeks ended August 1, 2026 and $8.0 million in the same period last year, resulting from services provided to Family Dollar following the sale.
Operating Income

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Operating income	$690.1	$231.0	198.7%	$1,163.4	$615.1	89.1%
Operating income margin	14.1%	5.1%	9.0%	11.8%	6.7%	5.1%
Operating income margin increased to 14.1% for the 13 weeks ended August 1, 2026 compared to 5.1% for the same period last year, resulting from the increase in gross profit margin and the decrease in the selling, general and administrative expense rate as described above, and net income from the transition services agreement with Family Dollar.
Operating income margin increased to 11.8% for the 26 weeks ended August 1, 2026 compared to 6.7% for the same period last year, resulting from the increase in gross profit margin as described above, and net income from the transition services agreement with Family Dollar, partially offset by the marginal increase in the selling, general and administrative expense rate.
Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Interest expense, net	$17.8	$22.8	(21.9)%	$34.1	$45.5	(25.1)%
Interest expense, net decreased $5.0 million in the 13 weeks ended August 1, 2026 compared to the same period last year, primarily due to lower borrowings under our commercial paper program, partially offset by interest on our new $500 million Term Loan.
Interest expense, net decreased $11.4 million in the 26 weeks ended August 1, 2026 compared to the same period last year, primarily due to the repayment of our $1.0 billion principal amount of 4.00% Senior Notes in the second quarter of fiscal 2025, and lower borrowings under our commercial paper program, partially offset by interest on our new $500 million Term Loan.
Other Income, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Other income, net	$(14.1)	$(0.4)	3,425.0%	$(19.5)	$(62.1)	(68.6)%
Other income, net increased $13.7 million in the 13 weeks ended August 1, 2026 compared to the same period last year, primarily due to interest of $14 million received in the current year for tariff refunds.

Other income, net decreased $42.6 million in the 26 weeks ended August 1, 2026 compared to the same period last year, primarily due to a higher insurance gain recognized in the prior year for the excess of the insurance proceeds received over the losses incurred for damaged property and equipment and damaged inventory associated with the tornado that destroyed our Marietta, Oklahoma Dollar Tree distribution center, partially offset by interest of $14 million received in the current year for tariff refunds. The insurance gain recognized in the first quarter of fiscal 2026 totaled $5.2 million compared to $62.0 million in fiscal 2025.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Percentage Change	August 1, 2026	August 2, 2025	Percentage Change
Provision for income taxes	$171.9	$53.1	223.7%	$287.0	$162.7	76.4%
Effective tax rate	25.0%	25.5%	(0.5)%	25.0%	25.8%	(0.8)%
The effective tax rate decreased to 25.0% for the 13 weeks ended August 1, 2026 compared to 25.5% for the comparable prior year period, primarily due to decreased permanent items and higher pre-tax income, partially offset by an increase in expected state taxes and lower Work Opportunity Tax credits.
The effective tax rate decreased to 25.0% for the 26 weeks ended August 1, 2026 compared to 25.8% for the comparable prior year period, primarily due to increased benefits from the vesting of share-based payment awards, partially offset by an increase in expected state taxes and lower Work Opportunity Tax credits.
Liquidity and Capital Resources
We invest capital to open new stores, expand and renovate existing stores, enhance and grow our distribution network, operate our existing stores, maintain and upgrade our technology, and support our other strategic initiatives. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. We have satisfied our seasonal working capital requirements for existing and new stores and have funded our distribution network programs and other capital projects from internally generated funds and borrowings under our credit facilities and commercial paper program.
The following table compares our cash flows for the 26 weeks ended August 1, 2026 and August 2, 2025:

	26 Weeks Ended
(in millions)	August 1, 2026	August 2, 2025
Net cash provided by (used in):
Operating activities of continuing operations	$1,565.5	$639.2
Investing activities of continuing operations	$(499.8)	$(21.2)
Financing activities of continuing operations	$(723.8)	$(1,636.0)
Net cash provided by operating activities increased $926.3 million primarily due to higher income from continuing operations, net of non-cash items, including the receipt of $383 million of tariff refunds, increases in accounts payable in the current year compared to decreases in the prior year, lower income tax payments in the current year, and reductions in merchandise inventories compared to a prior year increase. The change in accounts payable and merchandise inventories was primarily due to the timing of certain payments and receipts as well as our ongoing strategic initiative to improve shelf space productivity. The reduction in income tax payments in the current year is a result of tax benefits realized from losses on the sale of Family Dollar in fiscal 2025.
Net cash used in investing activities increased $478.6 million primarily due to $668.0 million of net proceeds received in the prior year from the sale of Family Dollar, and lower insurance recoveries for damaged property and equipment at our Dollar Tree distribution center in Marietta, Oklahoma, partially offset by cash divested from the sale of Family Dollar of $246.0 million. Capital expenditures were relatively unchanged from the prior year as we continue to invest in opening new stores and our supply chain network including the construction at our new distribution centers in Phoenix, Arizona and Marietta, Oklahoma.
Net cash used in financing activities decreased $912.2 million primarily due to $500.0 million in proceeds from our Term Loan in the current year and the repayment of our $1.0 billion principal amount of 4.00% Senior Notes in the prior year, partially offset by higher share repurchases in the current year and lower borrowings under our commercial paper program.

At August 1, 2026, our long-term borrowings were $3.0 billion, including our new $500.0 million Term Loan which we entered into on March 19, 2026 as discussed further in Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we had $1.5 billion available under our Five-Year Credit Facility, as well as borrowing capacity under our commercial paper program. Further, on March 20, 2026, the existing $1.0 billion 364-Day Revolving Credit Facility expired and all commitments thereunder were terminated. In connection with the maturity of the 364-Day Revolving Credit Facility on March 20, 2026, we decreased the size of our commercial paper program, with the issuance of commercial paper notes limited to a maximum aggregate amount outstanding at any time of $1.5 billion, compared to the previous maximum permitted of $2.5 billion. The $1.5 billion Five-Year Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the commercial paper program. At August 1, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program. We also had $85.0 million in trade letters of credit with various financial institutions, under which $2.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 1, 2026.
We repurchased 11,136,764 shares of common stock on the open market and in a block trade transaction at a cost of $1.2 billion, including applicable excise tax, during the 26 weeks ended August 1, 2026. We repurchased 10,957,077 shares of common stock on the open market at a cost of $938.2 million, including applicable excise tax, during the 26 weeks ended August 2, 2025. Of the shares repurchased during the 26 weeks ended August 1, 2026 and August 2, 2025, $0.5 million and $5.5 million, respectively, settled subsequent to August 1, 2026 and August 2, 2025, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets.
In June 2026, we repurchased $500.0 million of our common stock as part of a block trade involving selling stockholders including certain funds affiliated with Mantle Ridge LP which is reflected in the current year share repurchase activity above. In July 2026, our Board of Directors replenished our share repurchase authorization to an aggregate amount of $2.5 billion, consistent with the authorization limit previously approved by the Board in July 2025. At August 1, 2026, we had $2.49 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to August 1, 2026, we purchased an additional 41,412 shares of common stock on the open market at a cost of $5.3 million as of August 25, 2026.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Five-Year Credit Facility, our Term Loan, and borrowings under our commercial paper program. At August 1, 2026, we had no borrowings outstanding under our Five-Year Credit Facility or our commercial paper program. A hypothetical increase of one percentage point on our $500.0 million Term Loan would not materially affect our results of operations or cash flows.
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

Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 1, 2026, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In fiscal 2024, we began a phased implementation of a new warehouse management system which we expect to complete over the next several years. As of August 1, 2026, we have converted nine distribution centers to the new system, including three converted during the second quarter of fiscal 2026. We have made changes to our internal control over financial reporting to align with the functionality and updated processes associated with the new system.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2026:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 3, 2026 - May 30, 2026	1,031,569	$95.02	1,031,569	$1,190.9
May 31, 2026 - July 4, 2026	4,491,959	$111.31	4,491,959	$2,500.0
July 5, 2026 - August 1, 2026	60,826	$123.30	60,826	$2,492.5
Total	5,584,354	$108.43	5,584,354	$2,492.5
In June 2026, we repurchased $500.0 million of our common stock as part of a block trade involving selling stockholders including certain funds affiliated with Mantle Ridge LP which is reflected in the table above. In July 2026, our Board of Directors replenished our share repurchase authorization to an aggregate amount of $2.5 billion, consistent with the authorization limit previously approved by the Board in July 2025. At August 1, 2026, we had $2.49 billion remaining under the $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended August 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective June 16, 2026	8-K	3.1	6/23/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended August 1, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended August 1, 2026, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 27, 2026	By:	/s/ Stewart Glendinning
Stewart Glendinning
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)